Form 10-Q
period 1996-03-31
CHS ELECTRONICS INC
filed 1996-05-15
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                            OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24244

                             CHS ELECTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              FLORIDA                                87-0436376
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                             2153 N.W. 86TH AVENUE
                                MIAMI, FL 33122
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (305) 716-8273
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                       SHARES OF COMMON STOCK OUTSTANDING
                          AS OF MAY 8, 1996: 7,582,534

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No ___.

                             CHS ELECTRONICS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED CONDENSED BALANCE SHEETS .................... 1

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS ............ 2

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW ........... 3

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS ..... 5-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............ 7-8

                                    PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................... 9

                            CHS ELECTRONICS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share data)

                                                             MARCH 31,     DECEMBER 31,
                                                               1996            1995
                                                           ------------ ---------------
                                                            (UNAUDITED)     (RESTATED)
                          ASSETS
CURRENT ASSETS
 Cash ...................................................    $ 13,000        $ 11,171
 Accounts receivable:
  Trade, less allowance for doubtful accounts
    of $4,545 in 1996 and $4,388 in 1995 ................     110,606         112,501
  Affiliates ............................................       2,462             843
                                                             --------        --------
                                                              113,068         113,344
 Inventories, net of obsolescence reserves ..............     113,318         102,159
 Deferred tax asset .....................................         456             456
 Prepaid expenses .......................................      10,084           9,824
                                                             --------        --------
   Total current assets .................................     249,926         236,954
PROPERTY AND EQUIPMENT, NET .............................      10,464           9,126
COST IN EXCESS OF ASSETS ACQUIRED, NET ..................      17,709          17,305
OTHER ASSETS ............................................       3,826           2,419
                                                             --------        --------
                                                             $281,925        $265,804
                                                             ========        ========
                       LIABILITIES
CURRENT LIABILITIES
 Notes payable ..........................................    $ 52,237        $ 46,438
 Accounts payable--trade ................................     165,322         165,494
 Accrued liabilities ....................................      15,818          14,242
 Income taxes payable ...................................       1,317             937
                                                             --------        --------
   Total current liabilities ............................     234,694         227,111
LONG TERM DEBT ..........................................      13,510           8,801
MINORITY INTEREST .......................................       2,116           --
SHAREHOLDERS' EQUITY
 Preferred stock, authorized 5,000,000 shares; 0 shares
   issued and outstanding ...............................       --              --
 Common stock, authorized 100,000,000 shares at $.001
   par value; issued and outstanding, 7,582,534 shares at
   March 31, 1996 and December 31, 1995 .................           8               8
 Additional paid-in capital .............................      25,620          24,976
 Retained earnings ......................................       6,546           4,558
 Cumulative foreign currency translation adjustment  ....        (569)            350
                                                            --------        --------
                                                               31,605          29,892
                                                             --------        --------
                                                             $281,925        $265,804
                                                             ========        ========

            See notes to consolidated condensed financial statements.

                              CHS ELECTRONICS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                        (in thousands, except share data)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             -----------------------
                                                 1996        1995
                                             ----------- -----------
                                                          (RESTATED)
                                                    (UNAUDITED)
Net sales (including sales to affiliates
  of $15,100 in 1995 ......................    $302,995     $207,419
Cost of goods sold ........................     280,453      192,508
                                               --------     --------
Gross profit ..............................      22,542       14,911
Operating expenses ........................      17,850       12,119
                                               --------     --------
Operating income ..........................       4,692        2,792
Other income (expenses)
  Interest income .........................         614          505
  Interest expense ........................      (1,940)      (1,248)
                                               --------     --------
                                                 (1,326)        (743)
                                               --------     --------
Earnings before income taxes and
  minority interest .......................       3,366        2,049
Income tax expense ........................       1,059          382
Minority interest in subsidiaries  ........         319        --
                                               --------     --------
Net earnings...............................    $  1,988     $  1,667
                                               ========     ========
Net earnings per common
  share--primary ..........................    $   0.25     $   0.24
                                               ========     ========
Net earnings per common
  share--fully diluted ....................    $   0.24     $   0.24
                                               ========     ========

        See notes to consolidated condensed financial statements.

                              CHS ELECTRONICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                              1996        1995
                                                            --------     -------
                                                                        (RESTATED)
                                                                (UNAUDITED)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net earnings............................................    $  1,988     $ 1,667
Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
  Depreciation and amortization ........................         891         603
  Deferred compensation amortized ......................       --            69
  Minority interest ....................................         319        --
Changes in assets and liabilities excluding effects
  of acquisitions:
  Accounts receivable--trade, net ......................       2,461         685
  Accounts receivable--affiliates, net .................      (1,631)      3,082
  Inventories ..........................................     (11,357)        (52)
  Prepaid expenses and other assets ....................      (4,019)     (3,734)
  Accounts payable .....................................       1,821      (2,997)
  Accrued liabilities and income taxes .................       1,545       1,176
                                                            --------     -------
 Net cash provided by (used in) operating activities:  .      (7,982)        499
Cash flows from investing activities:
  Purchase of fixed assets .............................      (1,618)       (539)
                                                            --------     -------
 Net cash (used in) investing activities: ..............      (1,618)       (539)
Cash flows from financing activities:
  Proceeds from affiliate notes ........................       --            36
  Net borrowings from banks ............................      11,657       5,384
                                                            --------     -------
 Net cash provided by financing activities:.............      11,657       5,420
Effect of exchange rate changes on cash ................        (228)        512
                                                            --------     -------
INCREASE IN CASH .......................................       1,829       5,892
Cash at beginning of period ............................      11,171       8,368
                                                            --------     -------
Cash at end of period ..................................    $ 13,000     $14,260
                                                            ========     =======

(CONTINUED)

                              CHS ELECTRONICS, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS--(CONTINUED)
                        (in thousands, except share data)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   ---------------------
                                                       1996       1995
                                                   ----------- ---------
                                                               (RESTATED)
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest ......................................     $2,154      $793
  Income taxes ..................................        291       435

Non cash investing and financing activities:

These statements of cash flows do not include noncash investing and financing transactions associated with the common stock issued for various acquisitions. The components of the transactions in each period are as follows:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                          ---------------------
                                              1996       1995
                                          ----------- ---------
                                                      (RESTATED)
Fair value of assets acquired including
  cash acquired ........................     $7,284     $ --
Less: Common stock or other
  consideration issued .................      2,515       --
                                             ------     ----
Liabilities assumed ....................     $4,769     $ --
                                             ======     ====

        See notes to consolidated condensed financial statements.

                            CHS ELECTRONICS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

The consolidated condensed financial statements were prepared from the books and records of the Company without audit or verification. In the opinion of management, all adjustments, which are of a normal recurring nature, and necessary to present fairly the financial position, results of operations and cash flows for all the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full fiscal year.

2.  ACQUISITIONS

   In March 1996, the Company acquired six companies from Comtrad for the reduction of indebtedness of $7.8 million. These acquisitions have been accounted for as an exchange between entities under common control in a manner similar to a pooling of interests. Accordingly, these acquisitions have been included in the accompanying financial statements from the date acquired by Comtrad. As a result, financial statements for 1995 have been restated.

   Companies in Bulgaria, Croatia, Lithuania and Romania were started by Comtrad in 1993 and 1994 for a minimal investment and have had insignificant operations. They are treated as if Comtrad acquired them on December 31, 1994. Sixty five percent of a company in Slovakia was acquired in early 1994 for a minimal investment and 1994 results were insignificant. The remaining
35% was acquired by Comtrad for a contingent payment in CHS shares to be based on 1996 results. This acquisition has been recorded as of December 31, 1994 based on the cost of the 65% interest acquired with the remaining cost to be recorded as goodwill when known. The acquisition in Brazil was in November 1994 for Comtrad common shares valued at $762,000. The acquisition was recorded as of December 31, 1994 at this value, resulting in goodwill of $2,508,000.

   In February 1996, the Company acquired 51% of an unaffiliated company in Hungary for consideration based on the acquired company's results in 1996. The consideration is 51% of the book value of equity at December 31, 1996 plus a multiple of 51% of 1996 net earnings. Based on a history of profitable operations, the acquisition was initially recorded at 51% of the book value on January 31, 1996. Adjustments to purchase price will be made when the amount of contingent consideration is known.

3.  NET EARNINGS PER SHARE

   Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (common stock options) outstanding during the year, unless such inclusion is antidilutive. The weighted average number of shares was 6,966,120 and 7,862,349 in the three month periods ended March 31, 1995 and 1996, respectively. The weighted average number of shares (8,183,391 shares) used in the computation of fully diluted earnings per share for the quarter ended March 31, 1996 assumes the contingent shares related to the acquisition of 51% of a company in Hungary were issued based on the acquisition formula applied to the earnings of the acquired company in the interim period.

4.  LONG TERM DEBT

   The Company's long-term debt at March 31, 1996 consists principally of the amount due at that date ($12,641,000) under CHS Promark's a revolving credit agreement. Amounts outstanding are due February 1999. The agreement provides for advances and letters of credit based upon eligible accounts receivable and inventory up to a maximum of $20 million. Interest is at Prime plus 1.5% or LIBOR plus 3.75% at borrower's option. CHS Promark's assets, including accounts receivable and inventory of $25,683,000 are pledged as collateral.
The agreement provides that the interest rates will increase .75% if $3 million is not invested into CHS Promark by July 1996. The agreement also limits the liability of CHS Promark to pay dividends to the Company to 50% of CHS Promark's net income.

                                    ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company's net sales and net earnings have grown substantially during the past several years, primarily due to acquisitions. In 1995, except for the acquisition of 84% of the entity in the Czech Republic which was owned by a non-affiliate and was accounted for as a purchase based on the effective date of the acquisition of October 1, 1995, these acquisitions were generally from Comtrad and were recorded in a manner similar to a pooling of interests. Accordingly, these acquisitions have been included in the Company's financial statements from the date the entity was acquired by Comtrad. The Company recorded the cost of its acquisitions from Comtrad at Comtrad's cost basis. The Company recorded goodwill with respect to these acquisitions if Comtrad recorded goodwill when it purchased the subject entity. Such goodwill is being amortized over 20 years. The following table sets forth the service areas of the operations acquired, the date of the acquisition by Comtrad (which is generally the date the results of operations were initially included in the Company's financial statements) and the CHS acquisition date for acquisitions in the quarter ended March 31, 1996.

                          CHS ACQUISITIONS FROM COMTRAD
                                                      COMTRAD ACQUISITION           CHS ACQUISITION
SUBSIDIARY         SERVICE AREA                             DATE                       DATE
- ----------         ------------                           ----------                   ------
CHS Brazil         Brazil                                 November 1994              March 1996
CHS Slovakia       Slovakia                                January 1994              March 1996
CHS Baltic         Lithuania, Lativia and Estonia             June 1994              March 1996
CHS Bulgaria       Bulgaria                              September 1994              March 1996
CHS Romania        Romania                               September 1994              March 1996
CHS Croatia        Croatia                               September 1994              March 1996

                             CHS DIRECT ACQUISITIONS
                                            CHS ACQUISITION
SUBSIDIARY          SERVICE AREA               DATE
- ----------          ------------               ------
CHS Hungary(1)      Hungary                 February 1996
CHS Peru(2)         Peru                    March 1996

(1)  The Company owns 51% of CHS Hungary.
(2)  The Company owns 60% of CHS Peru.

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

   NET SALES. Net sales increased $98.2 million, or 47.7%, from $204.8 million in first quarter 1995 to $303.0 million in first quarter 1996 due principally to acquisitions and to a lesser extent internal growth. Of the increase in net sales, subsidiaries acquired in late 1995 or 1996 contributed $66.2 million. Net sales of subsidiaries consolidated for both 1995 and 1996, grew $32.0 million or 15.6%. Net Sales of CHS Germany in the first quarter of 1995 were favorably impacted by a vendor's promotion of one product. Excluding the results of CHS Germany in both periods, net sales during the first quarter of 1996 grew $31.8 million or 20.6% from the comparable period in the prior year. This growth is attributed to increased consumer demand for microcomputer products offered by the Company.

   GROSS PROFIT. Gross profit increased $7.6 million, or 51.2%, from $14.9 million in first quarter 1995 to $22.5 million in first quarter 1996 due principally to acquisitions and to a lesser extent internal growth. Gross profit for subsidiaries included in the consolidation for both 1995 and 1996 increased in proportion to sales. Gross profit from such subsidiaries grew $2.2 million or 14.4%. Newly acquired companies contributed $5.4 million of gross profit.

   Gross margin increased from 7.3% in first quarter 1995 to 7.4% in first quarter 1996. The increase was due to higher gross margins from subsidiaries acquired in late 1995 and 1996. The Company attributes the increase in gross margin to higher gross margins in the geographical areas of the newly acquired companies (specifically Finland, Hungary and Sweden, among others). The Company expects that gross margins may decline in 1996 due to competitive pricing pressures.

   OPERATING EXPENSES. Operating expenses as a percentage of net sales remained unchanged at 5.9% in first quarter of 1996 and the first quarter of 1995.
                                       7

   NET INTEREST EXPENSE. Net interest expense increased $0.6 million, or 78.5%, from $0.7 million in first quarter 1995 to $1.3 million in first quarter 1996. The increase in interest expense is directly related to the increase in average loan amounts outstanding.

   INCOME TAX EXPENSE. Income taxes as a percentage of earnings before income taxes increased from 18.6% in first quarter 1995 to 31.5% in first quarter 1996. The increase in the Company's net effective tax rate is attributed to the utilization of net operating loss carryforwards in first quarter 1995, especially from CHS England. Such net operating loss carryforwards of CHS England were totally utilized in 1995. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1996 principally due to its ability to use remaining net operating loss carryforwards from certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities in the quarter ended March 31, 1996 was $8.0 million, due principally to increases in inventory, net of decreases in accounts receivable and increases in accounts payable, as a result of increases in net sales. Net cash used in investing activities in the first quarter of 1996 was $1.6 million, due principally to investments in fixed assets. Net cash provided by financing activities in the first quarter of 1996 was $11.7 million, due principally to borrowings under new debt agreements and increased borrowings under other agreements.

   On July 10, 1995, the Company entered into a credit agreement providing for a $20 million line of credit. Both the Company and CHS Finance, S.A. ("CHS Finance"), a subsidiary of the Company formed under the laws of Switzerland may borrow under this line of credit. Included within the line of credit was approximately $14.8 million of indebtedness of Comtrad the lender, which was assumed by the Company. Approximately $7 million of this indebtedness had previously been loaned by Comtrad to a subsidiary of the Company. Each advance under the line is due on the earlier of demand or 180 days after the advance and bears interest, at the election of the Company, at either LIBOR plus 2% or the prime rate of the lender plus 2%. The line matures June 30, 1996 and the Company expects that it will be renewed. The line is guaranteed by Comtrad and Claudio Osorio, the Company's Chairman, Chief Executive Officer and President. Comtrad has pledged certain shares of the Company owned by them to secure the line. The line is also secured by a lien on essentially all of the Company's assets. The Company was not in compliance with certain of the covenants of this agreement as of March 31, 1996, but has received a waiver with respect to the same.

   On February 5, 1996, the CHS Promark entered into a Loan and
Security Agreement providing for revolving credit advances and the issuance of letters of credit against eligible accounts receivable and inventory up to a maximum of $20 million. Amounts outstanding bear interest, at the election of the borrower, at the prime rate of the lender plus 1.5% or 3-3/4% above LIBOR; provided, however, that unless the Company's pending public offering is successfully completed and $3 million of the proceeds are invested in CHS Promark, the interest rates will increase to prime plus 2.25% and LIBOR plus 4.5% on July 1, 1996. The agreement limits the ability of CHS Promark to pay dividends to the Company to 50% of net income after taxes. The agreement matures in February, 1999 and is secured by a lien on essentially all of CHS Promark's assets. The Company has guaranteed this indebtedness.

   On March 29, 1996, CHS Finance entered into a one year revolving credit agreement pursuant to which $18 million may be borrowed by certain of the Company's Western European subsidiaries to finance purchases of Hewlett Packard products for which customer orders have been received. Borrowings under the line may be in Pounds, Deutschmarks, French Francs, Belgian Francs or Dollars. Amounts borrowed bear interest at LIBOR plus 1 3/4%. The Company has guaranteed the indebtedness of CHS Finance under the agreement. The loan is secured by a lien on the accounts into which payments from customers for the products financed are deposited. In addition, the Company has provided to the bank an insurance policy protecting it against the risk of the Company's insolvency.

   The Company's principal need for additional cash in 1996 will be for the purchase of additional inventory to support growth and to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment. The Company is seeking additional cash for this purpose through its existing bank credit lines and through additional credit facilities, but management can give no assurance that financing will be available on terms acceptable to the Company. If for any reason this financing is not available, it could adversely affect the growth of the Company.

   The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from, and intercompany borrowings with, its subsidiaries to generate the funds necessary to meet its obligations. In certain countries, exchange controls may limit the ability of the Company's subsidiaries to make payments to the Company. At March 31, 1996, the only country with exchange control limitations affecting the Company was Venezuela. The Company's net investment in Venezuela is $2.8 million. Restrictions in financing or credit arrangements may also limit such payments. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets and cash flow of such subsidiaries over the claims of the Company or its shareholders.
                                       8

                                    PART II
                                    ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K


On May 9, 1996 a report on Form 8-KA was filed to update form 8-K filed on February 21, 1996 in respect to the acquisition of a Company in Hungary.

On April 26, 1996 a report on form 8-K was filed to report the acquisition of a Company in Switzerland on March 29, 1996, effective April 1, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CHS ELECTRONICS, INC.
                             ---------------------
                                  (Registrant)


   5/14/96                           By /s/ ANTONIO BOCCALANDRO
- --------------------------------        ----------------------------------------
Date                                 ANTONIO BOCCALANDRO
                                     Secretary

   5/14/96                           By /s/ CRAIG S. TOLL
- --------------------------------        ----------------------------------------
Date                                 CRAIG S. TOLL
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)