Form 10-Q
period 1996-06-30
CHS ELECTRONICS INC
filed 1996-08-09
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24244

                              CHS ELECTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  FLORIDA                             87-0436376
       (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                               2153 NW 86TH AVENUE
                                 MIAMI, FL 33122
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (305) 716-8273
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                       SHARES OF COMMON STOCK OUTSTANDING
                        AS OF AUGUST 9, 1996: 12,174,460


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED CONDENSED BALANCE SHEETS                            3

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS                    4

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW                   5-6

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS             7-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9-11


                                    PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                12


                              CHS ELECTRONICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)


                                                                    JUNE 30,          DECEMBER 31,
                                                                     1996                1995
                                                                 -------------       -------------
                                                                                      (restated)
ASSETS

CURRENT ASSETS:
Cash                                                                 $19,291            $11,171
Accounts receivable:
Trade, less allowance for doubtful accounts
of $5,560 in 1996 and $4,388 in 1995                                 127,623            112,501
Affiliates                                                               612                843
                                                                    --------           --------
                                                                     128,235            113,344
Inventories, net of obsolescence reserves                            130,478            102,159
Deferred tax asset                                                       456                456
Prepaids and other current assets                                     14,953              9,824
                                                                   ---------           --------
TOTAL CURRENT ASSETS                                                 293,413            236,954
PROPERTY AND EQUIPMENT, NET                                           12,253              9,126
COST IN EXCESS OF ASSETS ACQUIRED, NET                                17,922             17,305
OTHER ASSETS                                                           3,987              2,419
                                                                   ---------           --------
                                                                    $327,575           $265,804
                                                                   =========           ========

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                        $43,869            $46,438
Accounts payable, trade                                              152,194            165,494
Accrued liabilities                                                   26,694             14,242
Income taxes payable                                                     727                937
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                            223,484            227,111
LONG TERM DEBT                                                        18,253              8,801
MINORITY INTEREST                                                      2,504                 --
SHAREHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares; 0 shares
issued and outstanding                                                    --                 --
Common stock, authorized 100,000,000 shares at $.001 par value;
12,174,073 and 7,582,534 shares issued and outstanding at
June 30, 1996 and December 31, 1995, respectively                         12                  8
Additional paid-in capital                                            76,250             24,976
Retained earnings                                                      8,273              4,558
Cumulative foreign currency translation adjustment                    (1,201)               350
                                                                    --------           --------
Total Shareholders' Equity                                            83,334             29,892
                                                                    --------           --------
                                                                    $327,575           $265,804
                                                                    ========           ========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                        (in thousands, except share data)

                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  JUNE 30,                                JUNE 30,
                                            1996             1995                  1996              1995
                                         -----------     ------------          -----------        -----------
                                                           (restated)                              (restated)

Net sales (including sales to affiliates
of $0,  $4,053, $0, $19,153
respectively                              $316,506           $175,328             $619,501         $380,163

Cost of goods sold                         292,742            161,929              573,192          351,853
                                         ---------          ---------            ---------        ---------

Gross profit                                23,764             13,399               46,309           28,310

Operating expenses                          18,725             10,940               36,578           23,059
                                         ---------          ---------            ---------        ---------

Operating income                             5,039              2,459                9,731            5,251

Other income (expense)
    Interest income                            863                160                1,476              665
    Interest expense                        (2,564)            (1,260)              (4,504)          (2,508)
                                         ---------          ---------            ---------        ---------
                                            (1,701)            (1,100)              (3,028)          (1,843)
Earnings before income taxes and
minority interest                            3,338              1,359                6,703            3,408

Income tax expense                          (1,090)              (409)              (2,148)            (791)
Minority interest in subsidiaries             (522)              (  -)                (840)            (  -)
                                        ----------        ------------         ------------    -------------

Net earnings                                $1,726               $950               $3,715           $2,617
                                         =========           ========            =========        =========

Net earnings per common share:
         Primary                              $.21               $.14                 $.45             $.38
                                              ----               ----                 ----             ----
         Fully Diluted                        $.19               $.14                 $.42             $.38
                                              ----               ----                 ----             ----

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                              CHS ELECTRONICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                   1996       1995
                                                                                ---------   ---------
                                                                                           (reinstated)
Increase (decrease) in cash and cash equivalents:
Cash flows provided by (used in) operating activities:
Net earnings                                                                    $  3,715    $ 2,617
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization                                                      1,842      1,181
Deferred compensation amortized                                                     --          138
Minority interest                                                                    840       --

Changes in assets and liabilities excluding effects of acquisitions:
Accounts receivable-trade, net                                                    (2,089)     4,084
Acounts receivable-affiliates, net                                                   231      1,280
Inventories                                                                      (17,768)      (969)
Prepaids and other current assets                                                 (5,052)    (1,271)
Accounts payable                                                                 (31,827)    (9,062)
Accrued liabilities and income taxes                                               5,641     (3,343)
                                                                                ---------   ---------
Net cash (used in) operating activities:                                         (44,467)    (5,345)

Cash flows (used in) investing activities:
Purchase of fixed assets                                                          (3,358)    (2,170)
Acquisitions, net of cash acquired                                                  (579)      --
                                                                                ---------   ---------
Net cash (used in) investing activities:                                          (3,937)    (2,170)

Cash flows from financing activities:
Proceeds from public offering                                                     50,632       --
Net borrowings from banks                                                          6,361      7,137
Proceeds from affiliate notes                                                       --           36
                                                                                ---------   ---------
Net cash provided by financing activities:                                        56,993      7,173

Effect of exchange rate changes on cash                                             (469)      (365)
                                                                                ---------   ---------

INCREASE IN CASH                                                                   8,120       (707)

Cash at beginning of period                                                       11,171      8,368
                                                                                ---------   ---------

Cash at end of period                                                            $19,291     $7,661
                                                                                =========   =========


                              CHS ELECTRONICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (continued)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
Supplemental disclosure of cashflow information:                            1996              1995
                                                                        ------------       ----------
                                                                                         (restated)
Cash paid during the period for:
    Interest                                                               $4,058           $1,388
    Income Taxes                                                           $1,510           $  743

Non cash investing and financing activities:
These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions.
The components of the transactions in each period are as follows:

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             1996              1995
                                                                          --------            ---------
                                                                                             (restated)

Fair value of assets acquired including cash acquired                      $7,284                     -
Less: Common stock or other consideration issued                            2,515                     -
                                                                          -------              --------

Liabilities assumed                                                        $4,769                     -
                                                                          =======              ========


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

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.

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

In February 1996, the Company acquired 51% of an unaffiliated company in Hungary for consideration based on the acquired company's results in 1996. The consideration is 51% of the book value of equity at December 31, 1996 plus a multiple times 51% of 1996 net earnings. Based on a history of profitable operations, the acquisition was initially recorded at 51% of the book value on January 31, 1996 utilizing the purchase method of accounting. An adjustment to purchase price will be made when the amount of contingent consideration is known.

In April 1996 the Company acquired 100% of an unaffiliated company in Switzerland for consideration based on the acquired company's results in 1996. The consideration is a multiple of 1996 net earnings but not less than $1.7 million. The acquisition was initially recorded at $1,700,000 utilizing the purchase method of accounting. An adjustment to purchase price will be made when the amount of contingent consideration is known.

Presented below is pro forma operating data showing selected operating results as if the companies acquired and accounted for by purchase method in 1996 were acquired on January 1, 1995. Pro forma adjustments were made to include goodwill amortization in both six month periods as if the contingent payments were determined based on 1995 actual results for CHS Hungary and CHS Switzerland. Due to contingent payments not being determinable as of June 30, 1996, there is no goodwill amortization included in the actual 1996 results. Pro forma net earnings per share is based on the net earnings divided by the actual weighted average number of shares plus the contingent shares that would have been issued in the acquisitions in Switzerland and Hungary. Such contingent shares are determined by applying the acquisition formula to 1995 actual earnings and using the share price at December 31, 1995.

                              CHS ELECTRONICS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


2.  ACQUISITIONS (CONTINUED)

                                                    SIX MONTHS ENDED
                                                       JUNE 30,
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 1996                  1995
                                          --------------          ---------
Sales                                        $644,841              $427,801


Net Earnings                                    3,547                 3,756

Net Earnings Per Share                           $.35                  $.43


3.  NET EARNINGS PER SHARE

Net earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (common stock options) outstanding during the year, unless such inclusion is antidilutive. The weighted average number of shares was 8,696,343 and 6,945,814 for the three month periods ended June 30, 1996 and 1995, respectively and 8,277,012 and 6,953,533 for the six month periods ended June 30, 1996 and 1995, respectively. The weighted average number of shares of 8,696,343and 8,277,012 used in the computation of fully diluted earnings per share for the three and six months ended June 30, 1996 assumes the contingent shares related to the acquisition of 51% of a company in Hungary and the acquisition of a company in Switzerland were issued based on the acquisition formula applied to the earnings of the acquired company in the interim period. The weighted average shares are significantly less than the current outstanding shares due to the consummation of the public offering in late June 1996.

4.  LONG TERM DEBT

The Company's long-term debt at June 30, 1996 consists principally of the amount due at that date $(15,762,000) under CHS Promark's revolving credit agreement. Amounts outstanding are due February 1999. The agreement provides for advances and letters of credit based upon eligible accounts receivable and inventory up to a maximum of $20 million. Interest is at the Prime rate of the lender plus 1.5% or LIBOR plus 3.75% at borrower's option. CHS Promark's assets, including accounts receivable and inventory, are pledged as collateral. The agreement provides that the interest rates will increase .75% if $3 million is not invested into CHS Promark by July 1996, which was done in June 1996. The agreement also limits the liability of CHS Promark to pay dividends to the Company to 50% of CHS Promark's net income.


 5.  COMMON STOCK OFFERING

In June 1996 the Company sold, through a public offering, 4,591,539 shares of its common stock at a price of $12 per share. Net proceeds of the offering was $50,632,000. In the offering selling shareholders also sold 1,733,461 shares. The Company has granted to the representative of the underwriters a warrant to purchase 300,000 shares of the Company's stock for a four year period commencing June 1997 at varying prices above the offering price.

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. In 1996 the Company made acquisitions from unrelated parties as shown below. Also in March 1996 the Company acquired six entities from Comtrad, then a majority owner of the Company, which were recorded in a manner similar to a pooling of interests. Accordingly, these acquisitions have been included in the Company's financial statements from the date the entity was acquired by Comtrad. The Company recorded the cost of such acquisitions from Comtrad at Comtrad's cost basis. The Company recorded goodwill with respect to these acquisitions if Comtrad recorded goodwill when it purchased the subject entity. Such goodwill is being amortized over 20 years. The following table sets forth the service areas of the operations acquired, the date of the acquisition by Comtrad (which is generally the date the results of operations were initially included in the Company's financial statements) and the Company acquisition date for acquisitions in the six months ended June 30, 1996.

                           CHS DIRECT ACQUISITIONS

                                                    CHS ACQUISITION
SUBSIDIARY        SERVICE AREA                      DATE
- ----------        ------------                      ----

CHS Hungary(1)    Hungary                           February 1996
CHS Peru(2)       Peru                              March 1996
CHS Switzerland   Switzerland                       April 1996
CHS Ecuador(3)    Ecuador                           June 1996
CHS Russia        Russia                            June 1996

(1)   The Company owns 51% of CHS Hungary.
(2)   The Company owns 60% of CHS Peru.
(3)   The Company owns 51% of CHS Ecuador

                        CHS ACQUISITIONS FROM COMTRAD

                                                    COMTRAD ACQUISITION          CHS ACQUISITION
SUBSIDIARY        SERVICE AREA                      DATE                         DATE
                  ------------                      ----                         ----
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


RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

NET SALES. Net sales increased $141.2 million, or 80.5%, from $175.3 million in second quarter 1995 to $316.5 million in second quarter 1996 due principally to acquisitions and to a lesser extent internal growth. Of the increase in net sales, subsidiaries acquired in late 1995 or 1996 contributed $81.5 million. Net sales of subsidiaries consolidated for both 1995 and 1996 grew $59.7 million or 34.0%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the company's subsidiaries to include a full range of products.

GROSS PROFIT. Gross profit increased $10.4 million, or 77.4%, from $13.4 million in second quarter 1995 to $23.8 million in second quarter 1996 due principally to acquisitions and to a lesser extent internal growth. Gross profit for subsidiaries included in the consolidation for both 1995 and 1996 increased $3.2 million or 24.3%. Newly acquired companies contributed $7.2 million of gross profit.

Gross margin decreased from 7.6% in second quarter 1995 to 7.5% in second quarter 1996. The decrease was due to lower gross margins from subsidiaries located in Western Europe. The Company attributes the decrease in gross margin to competitive pressures in this region. The Company expects that gross margins may decline in 1996 due to such competitive pricing pressures.

OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 6.2% in the second quarter of 1995 to 5.9% in second quarter of 1996. The decline was due to efficiencies gained through increased volume and the Company's efforts to control costs.

NET INTEREST EXPENSE. Net interest expense increased $0.6 million, or 54.6%, from $1.1 million in second quarter 1995 to $1.7 million in second quarter 1996. The increase in interest expense is directly related to the increase in average loan amounts outstanding.

INCOME TAX EXPENSE. Income taxes as a percentage of earnings before income taxes increased from 30.0% in second quarter 1995 to 32.7% in second quarter 1996.
The Company does not believe this change is significant. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1996 principally due to its ability to use remaining net operating loss carry forwards from certain subsidiaries.

SIX MONTHS 1996 COMPARED TO SIX MONTHS 1995

NET SALES. Net sales increased $239.3 million, or 63.0%, from $380.2 million in the first six months of 1995 to $619.5 million in the first six months of 1996 due principally to acquisitions and to a lesser extent internal growth. Of the increase in net sales, subsidiaries acquired in late 1995 or 1996 contributed $147.8 million. Net sales of subsidiaries consolidated for both 1995 and 1996, grew $91.6 million or 24.1%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the company's subsidiaries to include a full range of products.

GROSS PROFIT. Gross profit increased $18.0 million, or 63.6%, from $28.3 million the in first six months of 1995 to $46.3 million in the first six months of 1996 due principally to acquisitions and to a lesser extent internal growth. Gross profit for subsidiaries included in the consolidation for both 1995 and 1996 increased in proportion to sales. Gross profit from such subsidiaries grew $5.4 million or 19.1%. Newly acquired companies contributed $12.6 million of gross profit.

Gross margin increased from 7.4% in the first six months of 1995 to 7.5% in the first six months of 1996. The increase was due to higher gross margins from subsidiaries acquired in late 1995 and 1996. The Company attributes the increase in gross margin to higher gross margins in the geographical areas of the newly acquired companies (specifically Finland, Hungary and Sweden, among others). The Company expects that gross margins may decline in 1996 due to competitive pricing pressures.

OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 6.1% for the first six months of 1995 to 5.9% in the first six months of 1996. The decline was due to efficiencies gained through increased volume and the Company's effort to control costs. Operating expenses for both periods include the results of foreign currency transactions. Such results were $137,000 loss and $328,000 gain for 1996 and 1995 respectively.

NET INTEREST EXPENSE. Net interest expense increased $1.2 million, or 64.3%, from $1.8 million in the first six months of 1995 to $3.0 million in the first six months of 1996. The increase in interest expense is directly related to the increase in average loan amounts outstanding.

INCOME TAX EXPENSE. Income taxes as a percentage of earnings before income taxes increased from 23.2% in the first six months of 1995 to 32.0% in the first six months of 1996. The increase in the Company's net effective tax rate is attributed to the utilization of net operating loss carryforwards in first quarter 1995, especially from CHS England. Such net operating loss carryforwards of CHS England were totally utilized in 1995. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1996 principally due to its ability to use remaining net operating loss carry forwards from certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in the six months ended June 30, 1996 and 1995 was $44.4 and $5.3 million respectively, due principally to increases in inventory, and other current assets and decreases in accounts payable. In 1996, while inventory and other current assets increased due to sales increases, accounts payable decreased due to the use of funds from the public offering to take advantage of early payment discounts from vendors. Net cash used in investing activities in the first six months of 1996 and 1995 was $3.9 and $2.2 million respectively, due principally to investments in fixed assets. Net cash provided by financing activities in the first six months of 1996 and 1995 was $57.0 and $7.2 million respectively, due principally in 1996 to proceeds of the public offering and in both years to borrowings under new debt agreements and increased borrowings under other agreements.

On July 10, 1995, the Company entered into a credit agreement providing for a $20 million line of credit. Both the Company and CHS Finance, S.A. ("CHS Finance"), a subsidiary of the Company formed under the laws of Switzerland may borrow under this line of credit. Each advance under the line is due on the earlier of demand or 180 days after the advance and bears interest, at the election of the Company, at either LIBOR plus 2% or the prime rate of the lender plus 2%. The line matured June 30, 1996 and was repaid.

On February 5, 1996, CHS Promark entered into a Loan and Security Agreement providing for revolving credit advances and the issuance of letters of credit against eligible accounts receivable and inventory up to a maximum of $20 million. Amounts outstanding bear interest, at the election of the borrower, at the prime rate of the lender plus 1.5% or 3-3/4% above LIBOR; provided, however, that unless the Company's pending public offering is successfully completed and $3 million of the proceeds are invested in CHS Promark, the interest rates will increase to prime plus 2.25% and LIBOR plus 4.5% on July 1, 1996. The additional investment in CHS Promark was completed in June 1996. The agreement limits the ability of CHS Promark to pay dividends to the Company to 50% of net income after taxes. The agreement matures in February, 1999 and is secured by a lien on essentially all of CHS Promark's assets. The Company has guaranteed this indebtedness.

On March 29, 1996, CHS Finance entered into a one year revolving credit agreement pursuant to which $18 million may be borrowed by certain of the Company's Western European subsidiaries to finance purchases of Hewlett Packard products for which customer orders have been received. Borrowings under the line may be in Pounds, Deutschmarks, French Francs, Belgian Francs or Dollars. Amounts borrowed bear interest at LIBOR plus 1 3/4%. The Company has guaranteed the indebtedness of CHS Finance under the agreement. The loan is secured by a lien on the accounts into which payments from customers for the products financed are deposited. In addition, the Company has provided to the bank an insurance policy protecting it against the risk of the Company's insolvency. There was no amount outstanding under the line at June 30, 1996.

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

CHS ELECTRONICS, INC.
(Registrant)
8/9/96                           BY /S/ ANTONIO BOCCALANDRO
Date                              --------------------------
                                  ANTONIO BOCCALANDRO
                                  Secretary

8/9/96                           BY /S/ CRAIG S. TOLL
Date                              --------------------------
                                  CRAIG S. TOLL
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting
                                  Officer)