Form 10-Q
period 1996-09-30
CHS ELECTRONICS INC
filed 1996-11-14
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24244



                              CHS ELECTRONICS, INC.
              ----------------------------------------------------
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

                       SHARES OF COMMON STOCK OUTSTANDING
                       AS OF NOVEMBER 8, 1996: 12,197,483

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


                              CHS ELECTRONICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     SEPTEMBER 30            DECEMBER 31
                                                                                         1996                    1995
                                                                                     ------------            -----------
                                                                                                              (restated)
ASSETS

CURRENT ASSETS:
Cash ........................................................................          $  37,753             $  11,171
Accounts receivable:
Trade, less allowance for doubtful accounts
of $10,527 in 1996 and $4,388 in 1995 .......................................            233,109               112,501
Affiliates ..................................................................              1,271                   843
                                                                                     ------------            -----------

                                                                                         234,380               113,344
Inventories, net of obsolescence reserves ...................................            217,053               102,159
Deferred tax asset ..........................................................                456                   456
Prepaids and other current assets ...........................................             25,021                 9,824
                                                                                     ------------            -----------

TOTAL CURRENT ASSETS ........................................................            514,663               236,954
PROPERTY AND EQUIPMENT, NET .................................................             26,558                 9,126
COST IN EXCESS OF ASSETS ACQUIRED, NET ......................................             17,679                17,305
OTHER ASSETS ................................................................             13,662                 2,419
                                                                                     ------------            -----------

                                                                                       $ 572,562             $ 265,804
                                                                                     ============            ===========

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable ...............................................................          $  93,318             $  46,438
Accounts payable, trade .....................................................            268,171               165,494
Accrued liabilities .........................................................             69,046                14,242
Income taxes payable ........................................................              1,019                   937
                                                                                     ------------            -----------

TOTAL CURRENT LIABILITIES ...................................................            431,554               227,111
LONG TERM DEBT ..............................................................             51,998                 8,801
MINORITY INTEREST ...........................................................              3,017                  --
SHAREHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares; 0 shares
issued and outstanding ......................................................                --                    --
Common stock, authorized 100,000,000 shares at $.001 par value;
12,174,073 and 7,582,534 shares issued and outstanding at
September 30, 1996 and December 31, 1995, respectively ......................                 12                     8
Additional paid-in capital ..................................................             76,250                24,976
Retained earnings ...........................................................             10,598                 4,558
Cumulative foreign currency translation adjustment ..........................               (867)                  350
                                                                                     ------------            -----------

TOTAL SHAREHOLDERS' EQUITY ..................................................             85,993                29,892
                                                                                     ------------            -----------

                                                                                       $ 572,562             $ 265,804
                                                                                     ============            ===========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                              CHS ELECTRONICS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                           1996               1995               1996            1995
                                                        -------------   -------------       ------------    ------------
                                                                          (restated)                          (restated)

Net sales (including sales to affiliates
of $0, $4,053, $0, $19,153
respectively) ........................................  $ 376,209          $ 239,074          $ 995,710       $ 619,237

Cost of goods sold ...................................    349,100            221,595            922,292         573,448
                                                        -------------   -------------       ------------    ------------

Gross profit .........................................     27,109             17,479             73,418          45,789

Operating expenses ...................................     21,557             14,590             58,134          37,649
                                                        -------------   -------------       ------------    ------------

Operating income .....................................      5,552              2,889             15,284           8,140

Other income (expense)
Interest income ......................................        550                634              2,026           1,299
Interest expense .....................................     (1,977)            (2,030)            (6,481)         (4,538)
                                                        -------------   -------------       ------------    ------------

                                                           (1,427)            (1,396)            (4,455)         (3,239)

Earnings before income taxes and .....................      4,125              1,493             10,829           4,901
minority interest

Income tax expense ...................................     (1,390)              (330)            (3,539)         (1,121)
Minority interest in subsidiaries ....................       (410)             (--)              (1,250)          (--)
                                                        -------------   -------------       ------------    ------------

Net earnings .........................................  $   2,325          $   1,163          $   6,040       $   3,780
                                                        =============   =============       ============    ============

Net earnings per common share:
       Primary .......................................  $     .19          $     .16          $     .62       $     .53
                                                        =============   =============       ============    ============

       Fully Diluted .................................  $     .17          $     .16          $     .57       $     .53
                                                        =============   =============       ============    ============



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                              CHS ELECTRONICS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     1996                  1995
                                                                                  ----------           ----------
                                                                                                       (restated)
Increase (decrease) in cash and cash equivalents:
Cash flows provided by (used in) operating activities:
Net earnings ...............................................................       $   6,040            $   3,780
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization ..............................................           3,194                  997
Deferred compensation amortized ............................................            --                    138
Minority interest ..........................................................           1,250                 --

Changes in assets and liabilities excluding effects of acquisitions:
Accounts receivable-trade, net .............................................         (21,178)             (16,559)
Acounts receivable-affiliates, net .........................................            (428)              (7,432)
Inventories ................................................................         (26,647)             (10,564)
Prepaids and other current assets ..........................................         (10,698)              (1,449)
Accounts payable ...........................................................          (7,069)              13,273
Accrued liabilities and income taxes .......................................           1,695                 (208)
                                                                                  ----------           ----------

Net cash (used in) operating activities: ...................................         (53,841)             (18,024)

Cash flows (used in) investing activities:
Purchase of fixed assets ...................................................          (4,809)              (2,830)
Acquisitions, net of cash acquired .........................................         (92,692)                --
                                                                                  ----------           ----------

Net cash (used in) investing activities: ...................................         (97,501)              (2,830)

Cash flows from financing activities:
Proceeds from public offering ..............................................          50,632                 --
Net borrowings from banks ..................................................          71,609               22,448
Proceeds from sale of acquired company receivables .........................          56,300                 --
Proceeds from affiliate notes ..............................................            --                     36
                                                                                  ----------           ----------

Net cash provided by financing activities: .................................         178,541               22,484

Effect of exchange rate changes on cash ....................................            (617)                 189
                                                                                  ----------           ----------

INCREASE IN CASH ...........................................................          26,582                1,819

Cash at beginning of period ................................................          11,171                8,368
                                                                                  ----------           ----------

Cash at end of period ......................................................       $  37,753            $  10,187
                                                                                  ==========           ==========

                              CHS ELECTRONICS, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
Supplemental disclosure of cash flow information:       1996           1995
                                                        ----           ----

                                                                    (restated)
Cash paid during the period for:
Interest                                                $6.665       $3,302
Income Taxes                                            $1,861       $1,248

Non cash investing and financing activities:
These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions. The components of the transactions in each period are as follows:

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,

                                                         1996          1995
                                                         ----          ----

                                                                     (restated)

Fair value of assets acquired including cash acquired   $7,284           --
Less: Common stock or other consideration issued         2,515           --
                                                         -----          ---

Liabilities assumed                                     $4,769           --
                                                        ======          ===

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

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full fiscal year. Sales in Europe in the first and fourth quarters are typically higher than the second and third quarters. Sales in South America in the third and fourth quarters are typically higher than the first and second quarters.

2.  ACQUISITIONS

Effective September 27, 1996, the Company acquired the European and Latin American operations of Merisel, Inc., an unaffiliated company. The operations acquired included operating units in England, France, Germany, Switzerland, Austria, Miami (exporting to Latin America) and Mexico. The purchase price of approximately $154 million consisted of the net book value of these entities, less certain adjustments to be determined by an audit, plus the assumption of all intercompany liabilities to the parent company and one specific loan. The consideration was cash, raised through a combination of debt, factoring and cash on hand. The financial position of these entities and the transactions associated with the closing of the acquisition are included in the accompaning balance sheet as of September 30, 1996. The operations for the three days are insignificant and will be included in the fourth quarter. The amounts preliminarily allocated to assets and liabilities resulted in no goodwill. Such allocations are subject to adjustment based on the completion of the audit and management's plan to integrate five of the seven locations where the Company also has an operating facilitiy and the Company's ultimate conclusion as to utilization of semi-automated warehouse facility in the Netherlands.

In June 1996, the Company acquired 100% of a company in Russia for consideration based on a multiple of that company's net income in its succeeding 12 months of operations. The acquisition was initially recorded at no consideration, which approximated the value of net assets acquired. An adjustment to purchase price will be made when the amount of consideration is known.

In April 1996, the Company acquired 100% of an unaffiliated company in Switzerland for consideration based on the acquired company's results in 1996. The consideration is based on a multiple of 1996 net earnings but not less than $1.7 million. The acquisition was initially recorded at $1.7 million resulting in no goodwill. In October 1996, the agreement was modified to base the price on results through September 30, 1996. Therefore, in the fourth quarter approximately 180,000 CHS shares are expected to be issued and goodwill of $1.5 million will be recorded.

In March 1996, the Company acquired six companies from Comtrad for a reduction of indebtedness of $7.8 million. These acquisitions have been accounted for as an exchange between entities under common control in a manner similar to a pooling of interests. Accordingly, these acquisitions have been included in the accompanying financial statements from the date acquired by Comtrad. As a result, financial statements for 1995 have been restated. The companies in Bulgaria, Croatia, Lithuania and Romania were started by Comtrad in 1993 and 1994 for a minimal investment and have had insignificant operations. They are treated as if Comtrad acquired them on December 31, 1994. Sixty-five percent of a company in Slovakia was acquired in early 1994 for a minimal investment and 1994 results were insignificant. The remaining 35% was acquired by Comtrad for a contingent payment in CHS shares to be based on 1996 results. This acquisition has been recorded as of December 31, 1994 based on the cost of the 65% interest acquired with the remaining cost to be recorded as goodwill when known. The acquisition in Brazil was in November 1994 for Comtrad common shares valued at $762,000. The acquisition was recorded as of December 31, 1994 at this value, resulting in goodwill of $2,508,000.

In February 1996, the Company acquired 51% of an unaffiliated company in Hungary for consideration based on the acquired company's results in 1996. The consideration is 51% of the book value of equity at December 31, 1996 plus a multiple of 51% of 1996 net earnings. Based on a history of profitable operations, the acquisition was initially recorded at 51% of the book value on January 31, 1996. An adjustment to purchase price will be made when the actual price is known.

Presented below is pro forma operating data showing selected operating results as if the companies acquired from unaffiliated parties in 1996 (all of which are being accounted for on the purchase method) were acquired on January 1, 1995. Pro forma adjustments were made to include goodwill amortization in both nine month periods as if the contingent payments were determined based on 1995 actual results. Due to contingent payments not being determinable as of September 30, 1996, there is no goodwill amortization included in the actual 1996 results. Other pro forma adjustments were made for the operations acquired from Merisel to reduce expenses for: parent company charges, non recurring costs of implementing a Pan European warehouse in 1995, European headquarter charges and reduced interest rates after the acquisition. Pro forma net earnings per share is based on the net earnings divided by the actual weighted average number of shares plus the contingent shares. In the acquisition in Switzerland the contingent shares are the actual shares that will be issued in the fourth quarter of 1996 by applying the acquisition formula, and in the acquisitions in Hungary and Russia the contingent shares are determined by applying the acquisition formula to 1995 actual earnings and using the share price at December 31, 1995.

                              CHS ELECTRONICS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2.  ACQUISITIONS (CONTINUED)

                                NINE MONTHS ENDED
                                  SEPTEMBER 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                        1996              1995
                                        ----              ----

Sales                             $2,080,964        $1,632,416

Net Earnings                           5,701             2,123

Net Earnings Per Share                  $.52              $.25

The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1995 or of future results of the combined companies.

3.  NET EARNINGS PER SHARE

Net earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (common stock options) outstanding during the year, unless such inclusion is antidilutive. The weighted average number of shares was 12,435,382 and 7,322,253 for the three month periods ended September 30, 1996 and 1995, respectively and 9,687,440 and 7,109,027 for the nine month periods ended September 30, 1996 and 1995, respectively. The weighted average number of shares of 13,834,969 and 10,658,831 used in the computation of fully diluted earnings per share for the three and nine months ended September 30, 1996 assumes the contingent shares related to the acquisition of 51% of a company in Hungary and the acquisition of companies in Switzerland and Russia were issued based on the acquisition formula applied to the earnings of the acquired company in the interim period. The weighted average shares for the nine-month period in 1996 is significantly less than the current outstanding shares due to the consummation of the public offering in late June 1996.

4.  LONG TERM DEBT

The Company's long-term debt at September 30, 1996, as amended, consists principally of the amount due at that date $(41,662,000) under CHS Promark's revolving credit agreement. Amounts outstanding are due October 1999. The agreement provides for advances and letters of credit based upon eligible accounts receivable and inventory up to a maximum of $60 million. Interest is at a variable market rate based on the prime rate of the lender or LIBOR, at borrower's option. CHS Promark's assets, including accounts receivable and inventory, are pledged as collateral. The agreement also limits the ability of CHS Promark to pay dividends to the Company to 50% of CHS Promark's net income.

5.  COMMON STOCK OFFERING

In June 1996, the Company sold, through a public offering, 4,591,539 shares of its common stock at a price of $12 per share. Net proceeds of the offering was $50,632,000. In the offering, selling shareholders also sold 1,733,461 shares. The Company has granted to the representative of the underwriters a warrant to purchase 300,000 shares of the Company's stock for a four year period commencing September 1997 at varying prices above the offering price.

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. In 1996 the Company made acquisitions from unrelated parties as shown below. These acquisitions have been included in the Company's financial statements from the date the entity was acquired. Also, in March 1996, the Company acquired six entities from Comtrad, then a majority owner of the Company, which were recorded in a manner similar to a pooling of interests. Accordingly, these acquisitions have been included in the Company's financial statements from the date the entity was acquired by Comtrad. The Company recorded the cost of such acquisitions from Comtrad at Comtrad's cost basis. The Company recorded goodwill with respect to these acquisitions if Comtrad recorded goodwill when it purchased the subject entity. Such goodwill is being amortized over 20 years. The following table sets forth the service areas of the operations acquired, the assumed date of the acquisition by Comtrad (which is the date the results of operations were initially included in the Company's financial statements) and the Company acquisition date for acquisitions in the nine months ended September 30, 1996.

                             CHS DIRECT ACQUISITIONS

OPERATING                                               CHS ACQUISITION
SUBSIDIARY                        SERVICE AREA          DATE
----------                        ------------          ---------------

CHS Hungary(1)                    Hungary               February 1996
CHS Peru(2)                       Peru                  March 1996
CHS Switzerland                   Switzerland           April 1996
CHS Ecuador(3)                    Ecuador               June 1996
CHS Russia                        Russia                June 1996
CHS Merisel UK                    UK                    September 1996
CHS Merisel France                France                September 1996
CHS Merisel Switzerland           Switzerland           September 1996
CHS Merisel Germany               Germany               September 1996
CHS Merisel Austria               Austria               September 1996
CHS Merisel Latin America         Latin America         September 1996
CHS Merisel Mexico                Mexico                September 1996

(1) The Company owns 51% of CHS Hungary. (2) The Company owns 60% of CHS Peru.
(3) The Company owns 51% of CHS Ecuador

                          CHS ACQUISITIONS FROM COMTRAD

                                        ASSUMED
                                        COMTRAD ACQUISITION    CHS ACQUISITION
SUBSIDIARY      SERVICE AREA            DATE (A)               DATE
----------      ------------            -------                ----

CHS Brazil      Brazil                  November 1994          March 1996
CHS Slovakia    Slovakia                December 1994          March 1996
CHS Baltic      Lithuania, Lativia
                  and Estonia           December 1994          March 1996
CHS Bulgaria    Bulgaria                December 1994          March 1996
CHS Romania     Romania                 December 1994          March 1996
CHS Croatia     Croatia                 December 1994          March 1996

(A) See note 2 to Notes to Consolidated Condensed Financial Statements

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

NET SALES. Net sales increased $137.1 million, or 57.4%, from $239.1 million in third quarter 1995 to $376.2 million in third quarter 1996 due to internal growth and, to a lesser extent, acquisitions. Of the increase in net sales, subsidiaries acquired in late 1995 or 1996 contributed $56.6 million. Net sales of subsidiaries consolidated for both 1995 and 1996 grew $80.5 million or 34.0%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the Company's subsidiaries to include a full range of products.

GROSS PROFIT. Gross profit increased $9.6 million, or 55.1%, from $17.5 million in third quarter 1995 to $27.1 million in third quarter 1996 due principally to acquisitions and to a lesser extent internal growth. Gross profit for subsidiaries included in the consolidation for both 1995 and 1996 increased $2.2 million or 12%. Newly acquired companies contributed $7.5 million of gross profit.

Gross margin decreased from 7.3% in third quarter 1995 to 7.2% in third quarter 1996. The decrease was due to lower gross margins from subsidiaries located in Western Europe. The Company attributes the decrease in gross margin to competitive pressures in this region, especially in mass storage products. Management believes the lower margin on mass storage products is temporary. However, the Company expects that overall gross margins may decline in the fourth quarter of 1996 due to competitive pricing pressures and the fact that the gross margin of the former combined Merisel companies acquired by the Company has been generally lower than that of the Company. The gross margin of the combined Merisel companies for the nine months ended September 30, 1996 on a pro forma basis was 6.9%.


OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 6.1% in the third quarter of 1995 to 5.7% in third quarter of 1996. The decline was due to efficiencies gained through increased volume and the Company's efforts to control costs.

NET INTEREST EXPENSE. Net interest expense was essentially unchanged despite increased sales in the third quarter of 1996 due to the funds from the public offering being used to pay off $20 million of debt at the beginning of the third quarter.

INCOME TAX EXPENSE. Income taxes as a percentage of earnings before income taxes increased from 22.0% in third quarter 1995 to 33.7% in third quarter 1996. This change is due to the use of net operating loss carryforwards in 1995, principally in the Company's UK subsidiary. All such carry forwards were utilized in 1995. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1996 principally due to its ability to use remaining net operating loss carry forwards from certain subsidiaries.

NINE MONTHS 1996 COMPARED TO NINE MONTHS 1995

NET SALES. Net sales increased $376.5 million, or 60.8%, from $619.2 million in the first nine months of 1995 to $995.7 million in the first nine months of 1996 due to acquisitions and, to a lesser extent, to internal growth. Of the increase in net sales, subsidiaries acquired in late 1995 or 1996 contributed $204.3 million. Net sales of subsidiaries consolidated for both 1995 and 1996, grew $172.2 million or 27.8%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the Company's subsidiaries to include a full range of products.

GROSS PROFIT. Gross profit increased $27.6 million, or 60.3%, from $45.8 million in the first nine months of 1995 to $73.4 million in the first nine months of 1996 due to internal growth and, to a lesser extent, to acquisitions. Gross profit for subsidiaries included in the consolidation for both 1995 and 1996 increased in proportion to sales. Gross profit from such subsidiaries grew $11.0 million or 24.0%. Newly acquired companies contributed $16.6 million of gross profit.

Gross margin remained consistent at 7.4% in the first nine months of 1995 and 1996 respectively. Gross margin for the first nine months of 1996 compared to the comparable period in 1995 were increased by higher gross margins in geographical areas of newly acquired companies (such as Finland, Hungary, Russia and Sweden, among others) offset by decreases caused by a competitive pressures, including a temporary decline in gross margin experienced in the third quarter on mass storage products. The Company expects that gross margins may decline in the fourth quarter of 1996 due to competitive pricing pressures and the fact that the gross margin of the former combined Merisel companies acquired by the Company has been generally lower than that of the Company. The gross margin of the combined Merisel companies for the nine months ended September 30, 1996 on a pro forma basis was 6.9%.

OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 6.1% for the first nine months of 1995 to 5.8% in the first nine months of 1996. The decline was due to efficiencies gained through increased volume and the Company's effort to control costs. Operating expenses for both periods include the results of foreign currency transactions. Such results were $634,000 loss and $874,000 gain for 1996 and 1995, respectively.

NET INTEREST EXPENSE. Net interest expense increased $1.2 million, or 37.5%, from $3.2 million in the first nine months of 1995 to $4.5 million in the first nine months of 1996. The increase in interest expense is directly related to the increase in average loan amounts outstanding.

INCOME TAX EXPENSE. Income taxes as a percentage of earnings before income taxes increased from 22.9% in the first nine months of 1995 to 32.7% in the first nine months of 1996. The increase in the Company's net effective tax rate is attributed to the utilization of net operating loss carryforwards in 1995, especially from CHS UK. Such net operating loss carry forwards of CHS UK were totally utilized in 1995. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1996 principally due to its ability to use remaining net operating loss carry forwards from certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in the nine months ended September 30, 1996 and 1995 was $53.8 and $18.0 million respectively, due principally to increases in receivables, inventory, and other current assets and decreases in accounts payable in 1996. In 1996, while receivables, inventory and other current assets increased due to sales increases, accounts payable decreased due to the use of funds from the public offering to take advantage of early payment discounts from vendors. In 1995 receivables, inventory and other current assets increased due to sales increases and current payables also increased. Net cash used in investing activities in the first nine months of 1996 and 1995 was $97.5 and $2.8 million respectively, due principally to acquisitions and, to a lesser extent, to investments in fixed assets. Net cash provided by financing activities in the first nine months of 1996 and 1995 was $178.5 and $22.5 million respectively, due principally in 1996 to proceeds of the public offering and financing of the acquisition of Merisel subsidiaries and, in both years, to borrowings under new debt agreements and increased borrowings under other agreements.

On July 10, 1995, the Company entered into a credit agreement providing for a $20 million line of credit. Both the Company and CHS Finance, S.A. ("CHS Finance"), a subsidiary of the Company formed under the laws of Switzerland may borrow under this line of credit. Each advance under the line is due on the earlier of demand or 180 days after the advance and bears interest, at the election of the Company, at either a variable market rate based on LIBOR or the prime rate of the lender. The line matured June 30, 1996 and was repaid.

On February 5, 1996, as amended, CHS Promark entered into a Loan and Security Agreement providing for revolving credit advances and the issuance of letters of credit against eligible accounts receivable and inventory up to a maximum of $60 million. Amounts outstanding bear interest, at the election of the borrower, at either a variable market rate based on the prime rate of the lender or LIBOR. The agreement limits the ability of CHS Promark to pay dividends to the Company to 50% of net income after taxes. The agreement matures in October, 1999 and is secured by a lien on essentially all of CHS Promark's assets. The Company has guaranteed this indebtedness.

On March 29, 1996, CHS Finance entered into a one year revolving credit agreement pursuant to which $18 million may be borrowed by certain of the Company's Western European subsidiaries to finance purchases of Hewlett Packard products for which customer orders have been received. Borrowings under the line may be in Pounds, Deutschmarks, French Francs, Belgian Francs or Dollars. Amounts borrowed bear interest at a variable market rate based on LIBOR. The Company has guaranteed the indebtedness of CHS Finance under the agreement. The loan is secured by a lien on the accounts into which payments from customers for the products financed are deposited. In addition, the Company has provided to the bank an insurance policy protecting it against the risk of the Company's insolvency. There was no amount outstanding under the line at September 30, 1996.

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


COMMENTS ON "FORWARD LOOKING" INFORMATION

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations or beliefs, including, but not limited to, statements concerning gross margins and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including changes in economic conditions, demand for the company's products and changes in the competitive environment.

PART II
ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K


On October 18, 1996, a report on form 8-K was filed to report the acquisition of seven operations which had been subsidiaries of Merisel, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS ELECTRONICS, INC.
(Registrant)
November 14, 1996               BY /S/ ANTONIO BOCCALANDRO
                                   --------------------------
                                   ANTONIO BOCCALANDRO
                                   Secretary

November 14, 1996               BY /S/ CRAIG S. TOLL
                                   --------------------
                                   CRAIG S. TOLL
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)