Form 10-K
period 1996-12-31
CHS ELECTRONICS INC
filed 1997-03-31
CIK 924374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _____________
                         COMMISSION FILE NUMBER: 0-24244

                              CHS ELECTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              FLORIDA                                 87-0435376
  (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

           2153 N.W. 86TH AVENUE
              MIAMI, FLORIDA                            33122
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (305) 716-8273

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
               NONE                                 NONE

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.001
                                (TITLE OF CLASS)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the high and low sales prices in the Nasdaq National Market on March 26, 1997, was approximately $153,876,780. As of March 26, 1997, the registrant had outstanding 14,690,010 shares of Common Stock, par value $0.001.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Incorporated herein by this reference is the definitive proxy or information statement for the 1996 Annual Meeting of Shareholders to be filed by the Company with the Commission under Regulation 14A or Regulation 14C.

                                     PART I

ITEM. 1  BUSINESS

      GENERAL

      CHS Electronics, Inc. ("CHS" or the "Company") is a leading international distributor of microcomputer related products, networking products and software. As of March 31, 1997 CHS operates in 30 countries across three regions, including Western Europe, Eastern Europe and Latin America and services an active customer base of greater than 66,000 resellers. Most of the products sold by the Company in a location are manufactured by approximately 35 vendors including such market leaders as Hewlett-Packard, Seagate, Microsoft, Novell, IBM, Acer, Creative Labs, 3Com, Canon, Epson and Intel. The Company is a focused distributor, as opposed to a broadline distributor, and seeks to represent leading vendors within specific product categories. CHS believes that it is the fourth largest distributor of microcomputer related products in the world, the second largest in Europe and the largest distributor in Latin America and Eastern Europe. The Company has no significant sales in the United States.

      The large number and diversity of resellers make it cost efficient for vendors to outsource to distributors such as the Company some portion of their distribution, credit, inventory, marketing and customer support requirements. Similarly, due to the large number of product vendors, resellers generally cannot efficiently establish direct purchasing relationships with each vendor and instead rely on distributors to satisfy their product, financing, marketing and technical support needs. The Company believes that the computer distribution industry is consolidating as access to financial resources and economies of scale become more critical and as certain vendors limit the number of authorized distributors of their respective products.

      CHS operates under a decentralized structure which delegates to managers familiar with the customs and needs of a particular country the authority to make daily decisions necessary to satisfy the particular demands of their respective markets. As compared to certain competitors which operate under a more centralized system, the Company believes that its business model of focused distribution through full service local facilities integrating warehousing, purchasing, sales, credit and accounting services provides competitive and operating advantages.

      The Company's operating results have increased significantly in the three-year period ended December 31, 1996, with net sales increasing from $359 million in 1994 to $1.855 billion in 1996 and operating earnings increasing from $3.4 million in 1994 to $28.9 million in 1996.

      The world headquarters of the Company is located at 2153 N.W. 86th Avenue, Miami, Florida 33122, where its telephone number is (305) 716-8273.

      RECENT DEVELOPMENTS

      On October 4, 1996, the Company completed the acquisition of the assets and the assumption of the liabilities of the distribution businesses of Merisel, Inc. ("Merisel") in Austria, France, Germany, Great Britain and Switzerland, including Merisel's European Distribution Center in The Netherlands. The Company also acquired Merisel's export operations serving Latin America from Miami, Florida and a distribution business in Mexico. The purchase price, as adjusted, was approximately $148 million and was funded through cash of $30 million, factoring proceeds of $55 million and $63 million in asset securitization borrowings.

      On March 20, 1997, the Company completed its acquisition of the operations of Frank & Walter Computer GmbH ("F&W"), the fourth largest computer distributor in Germany, for 2.2 million unregistered shares of the Company's common stock. The Company intends to combine the operations of F&W, a privately held company based in Brunschwaig, which had 1996 sales of $686 million, with its operation in Germany, which had 1996 sales (including the sales on a pro forma basis of the German operations recently acquired from Merisel) of $606 million. Carsten Frank, the founder of F&W, will also become a CHS executive vice president responsible for Europe.

      F&W has approximately 10,000 active dealers and is one of the largest distributors of Western Digital and Seagate products in the world. The company, which employs about 400 and operates principally within Germany, is focused on distribution to smaller dealers in central Germany. CHS operations in Germany employ 350, have approximately 4,600 active dealers in Germany and have focused on distribution to medium and large resellers in the north and south of the country.

      INDUSTRY

      Historically, there have been two types of companies within the microcomputer products industry: those that sell directly to the end-user ("resellers") and those that sell to resellers ("distributors"). Distributors generally purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to many different types of resellers, which typically include dealers, value-added resellers ("VARs"), system integrators, mail order resellers, computer products superstores and mass merchants.

      The Company believes that the microcomputer products industry is well-suited for distribution. The large number and diversity of resellers make it cost efficient for vendors to outsource to distributors some portion of their distribution, credit, inventory, marketing and customer support requirements. Similarly, due to the large number of microcomputer product manufacturers, resellers often cannot efficiently establish direct purchasing relationships with each vendor and instead rely on distributors, such as the Company, to satisfy a significant portion of their product, financing, marketing and technical support needs.

      The Western European, Eastern European and South American markets are each highly fragmented. Different languages, cultures and technological factors require both local management teams and products which meet the requirements of the specific area. Localization requires separate manuals, approvals of safety factors by local authorities, microcode which permit the generation of characters in local languages, appropriate electrical connectors and proper voltage ratings. As a result, vendors depend heavily on distributors such as the Company to meet the demands of each locale.

      STRATEGY

      To achieve its objective of strengthening its position as a leading distributor of microcomputer products in Western Europe, Eastern Europe and South America, the Company has adopted a strategy of operating a focused distribution model, further developing international markets and growing through acquisitions.

/bullet/    GROW THROUGH ACQUISITIONS. During the period beginning
            January 1, 1994 and ended March 31, 1997, the Company acquired 35 companies, including F&W in Germany and seven from Merisel in Europe and Latin America. The Company generally seeks acquisition candidates that have strong entrepreneurial management teams and experience in the local market and that could benefit from the economies of scale that the Company provides through its focused product lines. A major portion of the Company's growth is attributable to acquisitions and the Company intends to continue its practice of making targeted purchases of high quality distributors in selected markets. In order to reduce financial risk and incent operating performance, in many cases the Company structures an acquisition with an earnout component based on the performance of the acquired company and generally payable in shares of its Common Stock one year subsequent to the acquisition. The Company also makes select acquisitions using cash or stock without such earnout component. These local distributors are attracted to combining with CHS in order to gain personal financial liquidity, access to key product lines provided by CHS and enhanced vendor credit facilities. After an acquisition, the new CHS subsidiary adopts the policies and financial reporting procedures of the Company but operates as a relatively autonomous business unit, consistent with the Company's decentralized structure. The Company believes its acquisition strategy is advantageous to its vendors because, through their relationship with CHS, vendors gain entry into new markets with established local distribution companies and in many cases substitute the creditworthiness of CHS for that of the local distributor.

/bullet/ OPERATE A FOCUSED DISTRIBUTION MODEL. The Company's strategy is to be a focused distributor by dealing in each location with a limited and select group of high quality branded vendors in each major product category, such as Hewlett-Packard for printers, Microsoft for software, Novell for networking, Seagate for mass storage and Hewlett-Packard and IBM for personal computers. Additionally, the Company seeks to be a significant distributor for each of its major vendors and establish a partnering relationship with them. The Company believes that this focused strategy enables it to respond more quickly to customer requests and gives it greater availability of products, access to new products and better pricing. The Company believes this strategy also enables it to develop greater expertise in the sale and servicing of the products of these vendors. The Company believes that its focused distribution model also results in more effective asset management. Generally, products from leading vendors are in greater demand, resulting in higher more efficient inventory management, including greater inventory turns, lower working capital requirements and fewer stock keeping units ("SKUs"). CHS generally maintains up to 4,000 SKU's per location while broadline distributors typically carry greater than 15,000 SKU's.

/bullet/ FURTHER DEVELOP AND PENETRATE INTERNATIONAL MARKETS. The Company has focused its activities on the distribution of microcomputer products in Western Europe and the emerging markets of Eastern Europe and South America, regions which it believes are underserved with respect to the distribution of microcomputer products and therefore provide significant growth opportunities. The Company believes that the markets in Western Europe, Eastern Europe and Latin America are complex due to the diversity of language, regulatory, technical and other factors and provide increased opportunities for CHS to add value to its relationships with its vendors and customers because of the presence of its knowledgeable local management. The Company attempts to limit its exposure to declines in any one area or economy by its presence in a large number of markets.

      PRODUCTS AND CUSTOMERS

       The Company's sales consist of microcomputer-related hardware and software products such as local area networks, disk drives, microcomputers and printers to an active customer base, as of March 31, 1997, of more than 66,000 value-added resellers and computer retailers. The Company's products also include components such as random access memory chips, central processing units and integrated circuit boards. For the quarter ended December 31, 1996 (which includes the Merisel companies), the Company's product mix by category was printers (28%), personal computers (22%), software (18%), mass storage (10%), networking (8%), semiconductors (4%) and peripherals and other (10%).

      The Company purchases its products directly from hardware manufacturers and software publishers in large quantities and distinguishes itself from broadline distributors by being a focused distributor. The Company focuses on a small number of leading vendors in each product category and on a small number of high volume items of that manufacturer or publisher. As a result the Company carries fewer individual products than the broadline distributors and works with fewer vendors. A Company operation will typically deal with 25 - 35 vendors and have between 1,000 and 4,000 inventory items in stock as compared to broadline distributors that may deal with more than 500 vendors and have over 15,000 products in stock.

      The Company's customers typically rely on distributors as their principal source of microcomputer related products and financing. The Company's backlog of orders is not considered material to an understanding of its business. No single customer accounted for more than one percent of the Company's net sales during 1996.

      VENDOR RELATIONS

      The Company obtains its products from its vendors under non-exclusive distribution agreements, which are subject to renewal annually and may be cancelled by either party on short notice. Under these agreements, the Company has the right to purchase products at discounts from the list prices. The amounts of the discounts are determined each year at the time of renewal on the basis of the projected sales of the Company for the following year and vary for each vendor. The Company is not required to make additional product payments if it fails to achieve its projected sales level for the year, but its product discounts in the following year may be reduced because of the lower sales levels.

      The Company's agreements with vendors typically provide a form of price protection specifying that if the list price of a product is reduced by the vendor, the Company will receive a credit in the amount of the reduction for each item of the product in inventory.

      The Company also has stock rotation arrangements with substantially all of its vendors. Stock rotation permits the Company to return inventory for full credit in an amount equal to a certain percentage of the Company's purchases from the supplier over a specific period. In certain cases, the Company must purchase inventory at least equal in value to that returned. These agreements permit the Company to maintain higher inventory levels while limiting the amount of committed working capital related to slow-moving items.

      Generally, the Company's vendors have the right to terminate the distribution agreement on short notice to the Company. In some cases, the Company must be given a reasonable opportunity to cure any violation of the agreement before it may be terminated. The Company similarly has the right to terminate its distribution agreements on short notice to the vendor. The Company is of the opinion that its relationships with its vendors are good, and has no reason to believe that its current distribution agreements will be terminated or not renewed in the foreseeable future.

      SALES, MARKETING AND CUSTOMER SUPPORT

      SALES. The Company markets its products to resellers, who either package the Company's products with other computer equipment, or sell the products on an individual basis to end users. As of March 31, 1997, the Company distributed products to approximately 34,000 active resellers in Western Europe, 24,000 in South America and 8,000 in Eastern Europe.

      In order to effectively address individual customs, practices and business conventions within countries, each subsidiary of the Company maintains general autonomy with respect to sales, marketing and customer support. Oversight and strategic direction is provided by senior management of the Company.

      Each operation maintains a sales staff organized to interface effectively with its respective customer base. As of December 31, 1996, approximately 46% of the Company's employees were involved with sales activities.

      The Company's customers typically place orders with a sales representative. Almost all orders are for pickup or next day delivery. The Company's computer systems generally allow the salesperson to check customer credit limits, current inventory levels and pricing.

      MARKETING. The Company utilizes a variety of programs to market its vendors' products, including direct mailings, periodic advertising by facsimiles, advertisements in industry trade publications, product brochures, seminars and participation in select trade shows. Marketing programs are effectuated at the subsidiary level and are designed to build awareness of the Company, its products and their collective capability. Each operating subsidiary maintains staff to provide marketing support.

      Funds for the Company's advertising budget generally are obtained from cooperative advertising reimbursements and market development funds provided by vendors. Cooperative reimbursements typically have represented approximately 1% to 2% of the dollar amount of products purchased from those major vendors. Marketing programs designed for cooperative reimbursement are vendor and product specific and are designed with vendor approval. Market development funds are provided to create market awareness of vendors' products. Cooperative advertising reimbursements and market development funds are recorded in the Company's financial statements as a reduction to selling, general and administrative expenses.

      CUSTOMER SUPPORT. Under several vendor agreements, the Company is required to maintain a staff of qualified and trained sales, repair, and support employees who are able to provide information and advice to resellers, train resellers on the supplier's products, their applications, configurations with other computer products, and installation and support requirements. Generally, however, vendor warranty service is provided by the vendor. The employees of the Company fulfilling these functions are required to complete training courses provided by the vendor.

      In addition, the Company supports all products with a full manufacturer's warranty and maintains an industry standard return policy, similar to that of its competitors.

      INTERNAL AUDIT FUNCTION

      The Company currently maintains three internal auditors on its staff, two for Europe and one for South America. These auditors report directly to the President and the Chief Financial Officer of the Company and to the Audit Committee of the Board of Directors. The Company intends to expand its internal audit staff.

      COMPETITION

      The Company operates in an industry which is characterized by intense competition based on price, product availability, provision of credit to customers, delivery time, customer support services, and breadth of product line. Competitors exist in a variety of forms including direct sales by vendors, mail order sales, international distributors, and local distributors. Some of the Company's competitors have greater financial and administrative resources than the Company. The Company believes availability of product is a key element of competitiveness and attempts to differentiate itself from its competition by providing a select number of name brands in each product line and maintaining a sufficient inventory of select products to meet demand. The Company enhances its competitive position by providing responsive customer service through support and employee training programs. The Company believes that its vendors and their products are respected in the industry for high quality and performance. Vendor contracts frequently limit sales of their products to specific geographic areas. Although these restrictions limit the ability of the Company's subsidiaries to sell outside of their jurisdictions, competition in the subsidiary's area is also reduced.

      EMPLOYEES

      At December 31, 1996, the Company employed 2,296 full-time employees, of whom 252 were located in the United States. Of the total number of employees, 1,053 worked in marketing and sales, 388 worked in warehousing and delivery and 855 were employed in other positions including administration. Employees in certain countries are represented by labor councils mandated by government regulations which determine compensation and benefits. With these exceptions, none of the Company's employees are represented by unions. Severance costs associated with termination of employment in many countries are higher than in the United States. There has been no disruption of operations due to a labor dispute. Management considers its employee relations to be good.

      REORGANIZATION

      In December, 1993, CHS commenced its operations as an international distributor of microcomputer products, networking products and software. On March 14, 1996, the Company reincorporated from Utah to Florida and effectuated a one-for-two reverse stock split.

      ACQUISITIONS FROM COMTRAD

      The Company has grown significantly in the last three years including acquisitions from Comtrad Holdings, Inc. ("CHI") and Comtrad, Inc. (a wholly-owned subsidiary of CHI), which collectively beneficially owned approximately 26% of the Company's outstanding Common Stock as of March 31, 1997 (except as otherwise noted, CHI and Comtrad are collectively referred to herein as "Comtrad"). Pursuant to the Company's acquisition strategy prior to April 1996, acquisitions were originally made by Comtrad rather than the Company. The entities were then operated as subsidiaries of Comtrad until such time as the Company deemed their operating controls and financial reporting capabilities consistent with those of the Company. The Company acquired Comtrad-owned entities after completing its own evaluations (which for significant acquisitions involved the consideration of a valuation report prepared by an independent third party), and the affirmative vote of an independent director of the Company. The Company does not intend to use this strategy in the future. Comtrad has also agreed not to engage in businesses competitive with the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

      The founder, chairman, chief executive officer and controlling shareholder of Comtrad is Claudio Osorio who is also the founder, Chairman and Chief Executive Officer of CHS. Under his employment agreement with the Company, Mr. Osorio is required to devote his full time and attention to the affairs of CHS.

ITEM 2. PROPERTIES

      The corporate headquarters of the Company is located at 2153 N.W. 86th Avenue, Miami, Florida, which is also the principal operational facility for CHS Promark. Approximately 1,200 square feet of this facility is allocated to the Company's offices and the remaining 32,800 square feet are used as administrative, service, and warehouse space for CHS Promark. This facility is leased from an unrelated third party for a term expiring in June 1999, at a present lease rate of $19,045 per month.

      The Company's other facilities are described below:

     COUNTRY                SQUARE FEET           LEASE EXPIRATION
     -------                -----------           ----------------

   Argentina                    9,469                     *
   Austria                      6,994                    2000
   Belgium                     46,354                 2001-2003
   Brazil                      16,100                    2001
   Bulgaria                     3,443                    1997
   Chile                       16,140                    2005
   Colombia                       430                     *
                               22,976                 1997-2000
   Croatia                      1,300                    2000
   Czech Republic              25,469                     *
                               11,029                   *1998
   Ecuador                      5,855                    1999
   Estonia                     11,580                    2005
   Finland                     22,596                    1999
   France                     128,980                 1998-2001
   Germany                    103,208                 1997-2010
   Hungary                     39,565                    2006
   Latvia                       2,873                    2002
   Lithuania                      739                     *
   Mexico                      24,593                 1997-2000
   The Netherlands**          198,522                    2005
   Peru                         6,133                 2000-2001
   Poland                      28,421                    1997
   Portugal                    12,500                    2002
   Russia                      38,230                    2000
   Slovakia                     4,745                    1997
   Sweden                      11,840                    1998
   Switzerland                 3,000(1)                  2001
                              45,902(2)               1998-2000
   United Kingdom             135,207                 2003-2016
                               10,000                     *
   United States              18,300(3)               1998-2000
                             101,882(4)               1997-2002
   Uruguay                      8,608                    1999
   Venezuela                    8,178                 1997-2001

--------------------
*   Owned facility
** The Company anticipates that its Helmond warehouse facility will be sold prior to April 15, 1997.
(1) CHS Finance Facility
(2) CHS Switzerland Facilities
(3) CHS BEK Facility
(4) CHS Latin America Facilities

            In each of the countries, the size set forth above includes sales, administrative and warehousing functions and may be composed of multiple facilities. The Company considers its existing facilities to be adequate for its foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The following table sets forth for the periods indicated the high and low closing sales prices of the Company's Common Stock (symbol: CHSE) from January 1, 1995 through April 16, 1995 in the over-the-counter market, from April 17, 1995 through June 6, 1996 on the Nasdaq Small-Cap Market and thereafter on the Nasdaq National Market. The Company effected a one-for-two reverse stock split on March 14, 1996. All prices for the period prior to the effective date of the one-for-two reverse stock split have been adjusted by a factor of two to reflect the effect of the reverse stock split. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

                                                    HISTORIC PRICES
FISCAL                                          ----------------------
 YEAR     PERIOD                                  HIGH         LOW
------    ------                                ---------   ----------

 1995     First Quarter.....................    $  8-1/2     $  6
          Second Quarter....................      11-1/4        8
          Third Quarter.....................      11-1/2        7
          Fourth Quarter....................      11-1/2        7

 1996     First Quarter......................    $ 16-1/2     $  8
          Second Quarter.....................      18-1/2        9-7/8
          Third Quarter......................      14-1/2       10
          Fourth Quarter.....................      19-1/2       10-1/4


      The last reported sale price of the Common Stock as reported on the Nasdaq National Market on March 26, 1997 was $18 per share. As of March 26, 1997, the outstanding Common Stock was held of record by 196 shareholders. The Company believes that it has in excess of 400 beneficial owners.

      The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following tables set forth certain financial data for each year in the five year period ended December 31, 1996. The information presented as of and for the years ended December 31, 1993, 1994, 1995 and 1996, is derived from the audited consolidated financial statements of the Company, which statements have been audited by Grant Thornton LLP, independent public accountants. The information presented below as of and for the year ended December 31, 1992 is derived from the audited financial statements of the Predecessor (the German entity acquired by the Company in December, 1993). The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                       PREDECESSOR(1)                   THE COMPANY
                                       --------------    ----------------------------------------------
                                                              TWELVE MONTHS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                           1992            1993        1994        1995         1996
                                       -----------       --------    --------    --------    ----------
                                                                                 RESTATED
                                               (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
INCOME STATEMENT DATA:
Net sales ...........................     $ 79,884       $146,408    $359,169    $936,703    $1,855,540
Cost of goods sold ..................       72,706        136,968     333,983     868,716     1,724,432
                                          --------       --------    --------    --------    ----------
Gross profit ........................        7,178          9,440      25,186      67,987       131,108

Operating expenses ..................        5,100          9,075      21,798      57,188       102,235
                                          --------       --------    --------    --------    ----------

Operating earnings ..................        2,078            365       3,388      10,799        28,873
Interest income .....................          (97)          (229)       (250)     (1,757)       (3,199)

Interest expense ....................          363          1,076       2,070       6,454        11,712
                                          --------       --------    --------    --------    ----------
Earnings (loss) before income taxes
  and minority interest .............        1,812           (482)      1,568       6,102        20,360

Income tax expense ..................          656            241         603       1,797         6,086
Minority interest ...................           --             --          --          --         2,108
                                          --------       --------    --------    --------    ----------
Net earnings (loss) .................        1,156           (723)        965       4,305        12,166

Net earnings (loss) per share .......          N/A           (.32)        .21         .59          1.16
Weighted average shares outstanding
primary .............................          N/A          2,269       4,693       7,283        10,438

OTHER DATA:
Number of countries .................            1              2          10          15            28
Inventory turns .....................           17             23          10          10            10
Days receivable .....................           32             31          32          35            36

                                  PREDECESSOR                    THE COMPANY
                                  -----------   --------------------------------------------
                                                        AT DECEMBER 31,
                                  ----------------------------------------------------------
BALANCE SHEET DATA:                  1992          1993       1994        1995        1996
                                  -----------   ---------    -------     --------   --------
                                                             RESTATED    RESTATED
Cash and cash equivalents.......        210          603       8,368      11,171      35,137
Working capital (deficit).......        662        (1426)     14,004       9,843      31,506
Total assets....................     16,013       29,058     164,468     265,804     861,949
Notes payable...................      2,988        6,949      15,198      46,438     155,932
Long term debt..................          -            -       8,104       8,801      45,327
Shareholders' equity............        988        1,930      19,870      29,892     104,533

---------------------

(1) In December 1993, the Company acquired its operating subsidiary in Germany. The Predecessor information provided represents the operations of this acquired company prior to the acquisition and is derived from the financial statements of the acquired company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO CONTAINED ELSEWHERE HEREIN.

"FORWARD-LOOKING" INFORMATION

      This Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations of beliefs, including, but not limited to, statements concerning gross margins and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis, the financial condition of the Company's customers, the failure to properly manage growth and successfully integrate acquired companies and operations, changes in economic conditions, demand for the Company's products and changes in competitive environment.

      The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

      The Company's net sales and net earnings have grown substantially during the past several years, in part due to acquisitions. In 1995 and 1996 the Company made acquisitions from unrelated parties as shown in the table below, captioned "CHS Direct Acquisitions," which table indicates the service areas of the operations acquired and the acquisition date. These acquisitions have been included in the Company's financial statements from the date the entity was acquired.

      In addition, in March 1996, the Company acquired six entities from Comtrad, then a majority owner of the Company, which were recorded in a manner similar to a pooling of interests. Accordingly, these acquisitions have been included in the Company's financial statements from the date the entity was acquired by Comtrad. The Company recorded the cost of such acquisitions from Comtrad at Comtrad's cost basis. The Company recorded goodwill with respect to these acquisitions if Comtrad recorded goodwill when it purchased the subject entity, or later, if contingent consideration was paid. Such goodwill is being amortized over 20 years. As a result of both the CHS direct acquisitions and the acquisitions from Comtrad, the Company expects the amortization of goodwill to be approximately $4 million in 1997 as compared to approximately $1 million in 1996. The table below, captioned "CHS Acquisitions from Comtrad," sets forth acquisitions from Comtrad in the three years ended December 31, 1996, the service areas of the operations acquired, the assumed date of the acquisition by Comtrad (which is the date the results of operations were initially included in the Company's financial statements) and the Company acquisition date.

                           CHS DIRECT ACQUISITIONS

     SUBSIDIARY (1)             SERVICE AREA            CHS ACQUISITION DATE
     --------------             ------------            --------------------
     CHS Merisel UK             UK                          September 1996
     CHS Merisel France         France                      September 1996
     CHS Merisel Switzerland    Switzerland                 September 1996
     CHS Merisel Germany        Germany                     September 1996
     CHS Merisel Austria        Austria                     September 1996
     CHS Merisel Latin America  Latin America               September 1996
     CHS Merisel Mexico         Mexico                      September 1996
     CHS Ecuador(2)             Ecuador                     June 1996
     CHS Russia                 Russia                      June 1996
     CHS Switzerland            Switzerland                 April 1996
     CHS Peru(3)                Peru                        March 1996
     CHS Hungary(4)             Hungary                     February 1996
     CHS Czechia (84%)          Czech Republic              October 1995

                        CHS ACQUISITIONS FROM COMTRAD

                                      COMTRAD ACQUISITION     CHS ACQUISITION
 SUBSIDIARY(1)     SERVICE AREA               DATE                  DATE
 -------------     ------------       -------------------     ---------------
CHS Croatia        Croatia              September 1994           March 1996
CHS Romania(5)     Romania              September 1994           March 1996
CHS Bulgaria       Bulgaria             September 1994           March 1996
CHS Baltic         Lithuania,           September 1994           March 1996
                   Latvia and
                   Estonia
CHS Slovakia       Slovakia               January 1994           March 1996
CHS Brazil         Brazil                November 1994           March 1996
CHS Poland         Poland                November 1995        December 1995
CHS Sweden         Sweden                    July 1995        December 1995
CHS Finland        Finland                   July 1995        December 1995
CHS Czechia (16%)  Czech Republic         January 1993         October 1995
CHS BEK            South America             July 1995         October 1995
CHS Portugal       Portugal               January 1993           April 1995
CHS England        England              September 1994           April 1995
CHS France         France               September 1994           April 1995
CHS Belgium        Belgium and          September 1994           April 1995
                   Luxembourg
CHS Promark        South America(6)          July 1994            July 1994

--------------------

(1) The names are those by which the Company refers to its subsidiaries and are not necessarily the legal names of the entities.
(2)   The Company owns 51% of CHS Ecuador.
(3)   The Company owns 60% of CHS Peru.
(4)   The Company owns 51% of CHS Hungary.
(5) Transferred back to Comtrad as of October 31, 1996 in exchange for a payment of $523,000 from Comtrad to CHS.
(6)   Included operating subsidiaries in Argentina, Chile, Colombia and
      Venezuela.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                                            YEAR ENDED DECEMBER 31
                                       -------------------------------
                                        1994        1995         1996
                                       ------      ------       ------
Net sales                              100.0%      100.0%       100.0%
Cost of goods sold                      93.0        92.7         92.9
                                       -----       -----        -----
Gross profit                             7.0         7.3          7.1
Operating expenses                       6.1         6.1          5.5
                                       -----       -----        -----
Operating earnings                        .9         1.2          1.6
Interest income                          (.1)        (.1)         (.1)
Interest expense                          .6          .6           .6
                                       -----       -----        -----
Earnings before income taxes              .4          .7          1.1
Income tax expense                        .1          .2           .3
Minority interest                         --          --           .1
                                       -----       -----        -----
Net earnings                              .3          .5           .7
                                       =====       =====        =====

1996 COMPARED TO 1995

      NET SALES. Net sales increased $918.8 million, or 98.1%, from $936.7 million in 1995 to $1.855 billion in 1996 due principally to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, subsidiaries acquired in late 1995 or 1996 contributed $640.7 million. Net comparable sales of subsidiaries consolidated for both 1995 and 1996 grew $278.1 million or 29.7%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the Company's subsidiaries to include a full range of products.

      GROSS PROFIT. Gross profit increased $63.1 million, or 92.8% from $68.0 million in 1995 to $131.1 million in 1996 due principally to acquisitions and, to a lesser extent, internal growth. Gross profit on a comparable basis for subsidiaries consolidated for both 1995 and 1996 increased $18.3 million or 26.9%. Newly acquired companies contributed $44.8 million of gross profit.

      Gross margin decreased from 7.3% in 1995 to 7.1% in 1996. The decrease was due to lower gross margins from subsidiaries located in Western Europe, particularly those operations acquired from Merisel, which, as a result of high volumes of sales in those entities, had a significant impact on the Company's gross margin as a whole. The Company attributes the decrease in gross margins to competitive pressures in this region, especially in Germany. The Company's subsidiaries in Germany had the lowest gross margin rate of all its European subsidiaries. The Company expects that overall gross margins may continue to decline in 1997 due to continued competitive pricing pressures, the fact that the gross margins of the acquired Merisel companies have been generally lower than that of the Company and will be included in the consolidation for the full year and the impact of the acquisition of Frank & Walter, which operates in Germany where gross margins are generally lower. The gross margin of the combined Merisel companies for the nine months ended September 30, 1996 on a pro forma basis was 6.9%.

      OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 6.1% in 1995 to 5.5% in 1996. The decline was due to efficiencies gained through increased volume and the Company's efforts to control costs. The reduction was achieved even though a provision of $1.4 million was made for restructuring costs incurred by CHS (consisting of severance costs for CHS employees, writeoff of CHS leasehold improvements and lease termination costs of CHS closed facilities) to implement consolidation in markets in which a CHS company previously existed and a company was acquired from Merisel. The operating expense ratio without such charge would have been 5.4% for the year and 5.0% in the fourth quarter of 1996. The Company believes that this percentage will continue to decline in 1997 due to the impact of economies of scale as a result of the Merisel acquisition.

      NET INTEREST EXPENSE. Net interest expense increased $3.8 million or 81.2% from $4.7 million in 1995 to $8.5 million in 1996. The increase is directly related to the increase in average loan amounts outstanding.

      INCOME TAX EXPENSE. Income taxes as a percentage of earnings before income taxes and minority interest in subsidiaries increased slightly from 29.4% in 1995 to 29.9% in 1996. Management does not believe this change is significant. The difference between this tax rate and the statutory United States tax rate is due to the utilization of net operating loss carryforwards and lower foreign tax rates offset, to some extent, by losses in subsidiaries with no tax benefit and non-deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1997 principally due to its ability to use remaining net operating loss carryforwards from certain subsidiaries and lower foreign tax rates in other subsidiaries.

1995 COMPARED TO 1994

      NET SALES. Net sales increased $577.5 million or 160.8% from $359.2 million in 1994 to $936.7 million in 1995 due principally to acquisitions and to a lesser extent, internal growth. Of the increase in net sales, subsidiaries formed or acquired in 1995 contributed $177.7 million. Net sales of subsidiaries consolidated for part of 1994 and all of 1995 (CHS Promark, CHS England, CHS France and CHS Belgium) contributed $352.2 million of the increase in net sales. Net sales of subsidiaries consolidated for all of 1994 and 1995, which included CHS Germany, CHS Portugal and 16% of CHS Czechia grew $47.6 million or 26.3%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company.

      Net sales to Comtrad related companies decreased from $52.4 million in 1994 to $21.1 million in 1995 and had a gross profit margin equivalent to sales to unaffiliated parties for similar products.

      GROSS PROFIT. Gross profit increased $42.8 million or 169.9% from $25.2 million in 1994 to $68.0 million in 1995 due principally to acquisitions and, to a lesser extent, internal growth. Gross profit for subsidiaries included in the consolidation for all of 1994 and 1995 did not increase in proportion to sales as a result of the lowering of prices in Germany in response to increased competition. Gross profit from such subsidiaries grew $1.7 million or 17.9%. Gross profit from subsidiaries consolidated for part of 1994 and all of 1995 grew $28.6 million. Newly acquired companies contributed $12.5 million of gross profit.

      Gross margin increased from 7.0% in 1994 to 7.3% in 1995. The increase was due to higher gross margins from subsidiaries consolidated for part of 1994 and all of 1995. The Company attributes the increase in gross margin to greater sales of networking and software products which had higher gross margins than other products offered by the Company.

      OPERATING EXPENSES. Operating expenses as a percentage of net sales remained unchanged at 6.1% in 1994 and 1995.

      NET INTEREST EXPENSE. Net interest expense increased $2.9 million or 158.1% from $1.8 million in 1994 to $4.7 million in 1995. The increase in interest expense is directly related to the increase in average loan amounts outstanding.

      INCOME TAX EXPENSE. Income taxes as a percentage of earnings before income taxes decreased from 38.5% in 1994 to 29.4% in 1995. The decrease in the Company's net effective tax rate is attributed to the utilization of net operating loss carry forwards and lower foreign tax rates, offset to some extent by non-deductible goodwill amortization.

SEASONALITY

      The Company may experience variability in its net sales and net income on a quarterly basis as a result of many factors, including the condition of the microcomputer industry in general, shifts in demand for software and hardware products and industry announcements of new products or upgrades. Sales in Europe in the first and fourth quarters of each year are typically higher than in the second and third quarters. In South America, sales in the third and fourth quarters of each year are typically higher than in the first and second quarters.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities in 1996 and 1995 was $99.1 and $22.1 million, respectively, due principally to increases in receivables, inventory and other current assets, offset to some extent by increases in accounts payable. In both years these changes were reflective of sales increases and general business growth. Net cash used in investing activities in 1996 and 1995 was $38.5 and $5.5 million, respectively, due principally to acquisitions in 1996 and, to a lesser extent, to investments in fixed assets. Net cash provided by financing activities in 1996 and 1995 was $163.3 and $29.9 million, respectively, due principally in 1996 to proceeds of the public offering, and in both years to borrowings under new debt agreements and increased borrowings under other agreements.

      On February 5, 1996, CHS Promark entered into a Loan and Security Agreement, as amended in October 1996, providing for revolving credit advances and the issuance of letters of credit against eligible accounts receivable and inventory up to a maximum of $60 million. Amounts outstanding bear interest, at the election of the borrower, at either a variable market rate based on the prime rate of the lender or LIBOR. The agreement limits the ability of CHS Promark to pay dividends to the Company to 50% of net income after taxes. The agreement matures in October, 1999 and is secured by a lien on essentially all of CHS Promark's assets. The agreement contains certain restrictive covenants, including limitations on transactions with affiliated companies and employee loans. CHS Promark was in violation of these specific covenants at December 31, 1996, but waivers for these violations were granted by the financial institution. The Company has guaranteed this indebtedness.

      The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. As of December 31, 1996, the aggregate amount available under these agreements was $224 million and $154 million was then outstanding. Such agreements are usually for a term of one year and are secured by the receivables of the borrower. The weighted average interest rate at December 31, 1996 was 7.3%. The Company typically guarantees these loans.

      The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from, and intercompany borrowings with, its subsidiaries to generate the funds necessary to meet its obligations. In certain countries, exchange controls may limit the ability of the Company's subsidiaries to make payments to the Company. At December 31, 1996, there was no country with exchange control limitations in which the Company had significant operations. Restrictions in financing or credit arrangements may also limit such payments. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets and cash flow of such subsidiaries over the claims of the Company or its shareholders.

      INFLATION

      The Company operates in certain countries that have experienced high rates of inflation and hyperinflation. However, inflation did not have any meaningful impact on the Company's results of operations in the three year period ended December 31, 1996, and the Company does not expect that it will have a material impact in 1997.

      ASSET MANAGEMENT

      INVENTORY. The Company's goal is to achieve high inventory turns and maintain a low number of SKUs and thereby reduce the Company's working capital requirements and improve return on equity. The Company's strategy to achieve this goal is to both effectively manage its inventory and achieve high order fill rates.

      To reduce the risk of loss to the Company due to vendor price reductions and slow moving or obsolete inventory, the Company's contracts with its vendors generally provide price protection and stock rotation privileges, subject to certain limitations. Price protection allows the Company to offset the accounts payable owed to a particular vendor if such vendor reduces the price of products the Company has purchased within a specified period of time and which remain in inventory. Stock rotation permits the Company to return to the vendor for full credit, with an offsetting purchase order for new products, pre-determined amounts of inventory purchased within a specified period of time. Such credit is typically used to offset existing invoices due without incurring re-stocking fees.

      ACCOUNTS RECEIVABLE. The Company manages its accounts receivable to balance the need of its customers to purchase on credit with its desire to minimize its credit losses. Bad debt expense as a percentage of the Company's net sales for the years ended 1994, 1995 and 1996 was .4%, .3% and .2%, respectively. The Company's credit losses have been minimized by its extensive credit approval process and the use of credit insurance and factoring by its Western European subsidiaries. In its sales to customers in South America, the Company often receives post-dated checks at the time of sale. Customers who qualify for credit are typically granted payment terms appropriate to the customs of each country.

      CURRENCY RISK MANAGEMENT

      FUNCTIONAL CURRENCY. The Company's functional currency, as defined by Statement of Financial Accounting Standards No.52, is the United States Dollar. The local currencies of the countries where subsidiaries conduct operations are considered the functional currencies for such entities. Most of the Company's subsidiaries use the local currencies as their functional currency and translate assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the year. Translation effects are reflected in the cumulative foreign currency translation adjustment in equity. The Company's exposure under these translation rules, which is unhedged, may affect the carrying value of its foreign net assets and therefore its equity and net tangible book value, but not its net income or cash flow. Exchange differences arising from transactions and balances in currencies other than the functional currency are recorded as expense or income in the subsidiaries and the Company and affect the Statements of Earnings.

         HEDGING. The Company attempts to limit its risk of currency fluctuations through hedging. In 1996, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 83% of Company sales were made in currencies other than the United States dollar. The most significant currencies in which sales were made were the German mark (17% of sales), the British pound (12%) and the French franc (13%). At December 31, 1996, approximately $166 million of accounts payable were attributable to foreign currency liabilities denominated in dollars and approximately 72% of these liabilities were unhedged.

      CHS FINANCE. In March 1995, the Company formed CHS Finance as a finance company for the Company's distribution activities. CHS Finance engages in central treasury functions including hedging activities related to foreign currency for the Company and short term working capital loans to the Company's subsidiaries to enable them to take advantage of early payment discounts offered by certain vendors. These loans are denominated in the currency of the borrower or U.S. dollars. Generally, CHS Finance hedges its receivables denominated in currencies other than its functional currency, the Swiss franc. It attempts to limit the amount of unhedged receivables to an amount which approximates the U.S. dollar denominated loans payable by the Company's subsidiaries. In the fourth quarter of 1996, the Company modified this policy to allow unhedged receivables, principally in U.S. dollars and German marks, of an amount approximately equal to its total unhedged liabilities. This modified policy continued through the first quarter of 1997. The Company intends to review this policy periodically and may modify it in the future.

      Through both hedging activities coordinated by CHS Finance and local country activities in certain subsidiaries, the Company makes forward purchases of dollars in an attempt to hedge local European currencies and reduce exposure to fluctuations in exchange rates. Additionally, in certain countries in Eastern Europe and in South America where it is not practical to make forward purchases, to minimize exposure to currency devaluations, the Company has adopted a policy of attempting to match accounts receivable with accounts payable and to limit holdings of local currencies. Factors which affect exchange rates are varied and no reliable prediction methods are available for determining the likely future exchange rates. In general, countries make an effort to maintain stability in rates for trade purposes.

      There can be no assurance that these asset management programs will be effective in limiting the Company's exposure to these risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company appear beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a)   Directors of the Company.

            The information required regarding the identification of the Company's directors is incorporated by reference to the information contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company.

      (b)   Executive Officers of the Company.

            The executive officers of the Company, as well as certain key employees, and their ages as of March 1, 1997, are as follows:

          NAME                AGE                      POSITION
-------------------------   --------    ---------------------------------------
Claudio Osorio                37        Chairman of the Board, Chief
                                        Executive Officer and President

Alvin Perlman                 70        Executive Vice President - South
                                        American Region and Director

Craig Toll                    48        Chief Financial Officer and Treasurer

Antonio Boccalandro           30        Secretary and Director

Pasquale Giordano(1)          49        Chief Operating Officer - Europe Region

Clifford Dyer(1)              59        Chief Operating Officer - South
                                        American Region
--------------------

(1) Each of these persons is a significant employee, but not an executive officer of the Company.

     CLAUDIO OSORIO (full name - Claudio Eleazar Osorio Rodriguez), the founder of the Company's current business and operations, has served as the President, Chief Executive Officer, and a Director of the Company since 1993. Mr. Osorio has served as president of Comtrad since 1988. Mr. Osorio is an attorney with a degree from UCAB (Catholic University of Andre Bello) located in Venezuela. He also holds a Master of Business Administration degree from IESA, also located in Venezuela. He is a director of Comtrad and the president and a director of Comtrad Holdings, Inc.

      ALVIN PERLMAN has been a Director and the Executive Vice President and Chief Operating Officer, South American Region, of the Company since 1994. He has served for the past five years as the chief executive officer of Zemex Electronics, Inc., d/b/a CHS Promark, and was the sole owner of CHS Promark prior to its acquisition by the Company in June 1994. Mr. Perlman has also served as a director of Comtrad Holdings, Inc. since November 1994. Mr. Perlman has a Bachelor of Science degree from the University of Connecticut.

      CRAIG TOLL has been the Chief Financial Officer of the Company since July, 1994 and its Treasurer since June, 1995. Mr. Toll was self-employed as a consultant to CHS Promark from April 1994 to July 1994. For over five years prior to April 1994, Mr. Toll was a partner in the accounting firm of Deloitte & Touche. Mr. Toll has a Bachelor of Science degree in Economics and a Master of Science degree in Accounting, both from the Wharton School of the University of Pennsylvania.

      ANTONIO BOCCALANDRO has been a Director and Secretary of the Company since 1993. He was Treasurer of the Company from December 1993 to June 1995. He has also been employed in various capacities by Comtrad since 1988. In 1990 Mr. Boccalandro became a director of Comtrad and he has also been a director of Comtrad Holdings, Inc. since June 1994.

      PASQUALE GIORDANO has been the Chief Operating Officer - Europe Region since January 1, 1997. Previously, he was Chief Operating Officer - South American Region of the Company since January 1, 1996. From January 1989, Mr. Giordano has been the president and chief operating officer of CHS Promark. Prior to such service, he was a vice-president of CHS Promark in charge of its New York office. From 1988 until he joined CHS Promark in 1989, Mr. Giordano was the operating vice-president of the electronics division of Caldor. Mr. Giordano has a Bachelors degree from City College of New York.

      CLIFFORD DYER has been the Chief Operating Officer - Latin American Region since January 1, 1997. From February 1987 until it was acquired by the Company in October 1996, Mr. Dyer was President of Merisel Latin America, Inc. and was responsible for all Latin American Operations. He was the founder in 1982 of the predecessor company to Merisel Latin America, Inc. Prior to 1982, Mr. Dyer was President of GTE Venezuela and held directorships in various companies.

ITEM 11. EXECUTIVE COMPENSATION

      The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Documents Filed as Part of this Report.

            (1) Financial Statements

                See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included under this Annual Report on Form 10-K.

            (2) Financial Statement Schedules

            (3) Exhibits:

EXHIBIT       DESCRIPTION
-------       -----------
  3.1         Articles of Incorporation (1)
  3.2         Bylaws (1)
 10.1         Plan of Acquisition dated June 30, 1994 (2)
 10.2         Form of Registration Agreement (2)
 10.3         Agreement and Plan of Exchange dated June 30, 1994 (2)
 10.4         Purchase and Sale Agreement dated June 30, 1994 (2)
 10.5         Repurchase Option Agreement dated June 30, 1994 (2)
 10.6         Stockholders Agreements dated June 30, 1994 (2)
 10.7         Employment Agreement for Alvin Perlman (2)
 10.8         Notes Payable to Comtrad,  Inc., dated May 23, November 14, and
              December 29, 1994 (2)
 10.9         Revolving Credit Agreement with The First National Bank of
              Boston, dated March 1, 1993, as amended (2)
 10.10        Reseller Agreement with Hewlett Packard dated March 1, 1994 (2)
 10.11        Reseller Agreement with Hewlett Packard dated November 1, 1994
              (2)
 10.12        Stock Incentive Plan (2)
 10.13        Lease for Miami, Florida Facility dated June 29, 1993 (2)
 10.14        Real Estate Leasing Contract for Nenndorf, Germany Facility
              dated November 12, 1994 (2)
 10.15        Loan and Security Agreement by and between Congress Financial
              Corporation (Florida), as Lender and Zemex Electronics
              International, Inc. as Borrower, dated February 5, 1996, together with the guarantee thereof by the Company (1)
 10.16        Credit Agreement by and between MashreqBank PSC, New York
              Branch, as lender and the Company, as borrower, dated July 10, 1995 (1) and Amendment dated as of August 17, 1995 (3)
 10.17        Employment Agreement between the Company and Claudio Osorio dated March 22, 1996 (3)

 10.18 Employment Agreement between the Company and Craig Toll dated March 22, 1996 (3)
 10.19 Form of Indemnity Agreement between the Company and each of the Directors of the Company and Craig Toll (3)
 10.20 Noncompetition Agreement dated April 11, 1996 among the Company, Comtrad, Inc. and Comtrad Holdings, Inc. (3)
 10.21 Purchase and Sale Agreement between Comtrad, Inc. and the Company dated December 8, 1993 (CHS Germany) (2)
 10.22 Agreement and Plan of Exchange between the Company and Comtrad, Inc., dated April 25, 1995 (CHS Belgium, CHS England, CHS France and CHS Portugal) (3)
 10.23 Agreement and Plan of Exchange between the Company and Comtrad Holdings, Inc. dated October 13, 1995 (CHS BEK) (3)
 10.24 Agreement and Plan of Exchange between the Company, CHS Czechia s.r.o., Comtrad, Inc. and Zbynek Kraus dated October 27, 1995 (CHS Czechia) (3)
 10.25 Stock Purchase Agreement between the Company and Comtrad Holdings, Inc. dated December 29, 1995 (CHS Poland) (3)
 10.26        Stock purchase agreement between the Company and Comtrad, Inc.
              dated December 29, 1995 (CHS Sweden) (3)
 10.27        Stock Purchase Agreement between the Company and Comtrad, Inc.
              dated December 29, 1995 (CHS Finland) (3)
 10.28 Purchase Agreement dated January 31, 1996 between the Company and Comtrad Holdings, Inc. and the individual persons comprising the "KVENTA QUOTAHOLDERS" (CHS Hungary) (4)
 10.29 Stock Purchase Agreement between the Company, Contrad Holdings, Inc. and Comtrad, Inc. dated March 27, 1996 (CHS Baltic, CHS Bulgaria, CHS Romania, CHS Croatia, CHS Brazil and CHS
              Slovakia) (3)
 10.30 Purchase Agreement dated March 1996 between Zemex Electronics International and Cosapi Organizacion Empresarial S.A. (CHS
              Peru) (3)
 10.31 Stock Purchase Agreement dated March 29, 1996 between the Company and Hugo Wyrsch (CHS Switzerland) (3)
 10.32 Loan Agreement dated 29 March 1996 among CHS Finance SA, Singer and Friedlander Limited and certain banks named in the Agreement
              (3)
 10.33 Purchase Agreement by and among CHS Electronics, Inc., as Buyer, and Merisel, Inc. and Merisel Europe, Inc. as Sellers dated as of August 29, 1996 as amended by First Amendment to Purchase Agreement dated as of October 4, 1996 (4)
 10.34 Second Amendment to Purchase Agreement by and among CHS Electronics, Inc. as Buyer and Merisel, Inc. and Merisel Europe, Inc. as Sellers dated as of December 27, 1996 (5)
 10.35 Settlement Agreement and Release by and among CHS Electronics, Inc. as Buyer and Merisel, Inc. and Merisel Europe, Inc. as Sellers dated February 13, 1997 (5)

 10.36        Agreement as of October 31, 1996 between CHS Electronics, Inc. and
              Comtrad, Inc. (5)
 10.37        Stock Exchange Agreement dated December 19, 1996 between CHS
              Electronics, Inc. and Frank & Walter Computer GmbH (5)
 21           Subsidiaries of the Company (5)
 23.1         Consent of Independent Certified Public Accountants(5)
 27.1         Financial Data Schedule(5)

--------------------

(1) Incorporated herein by this reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(2) Incorporated herein by this reference from the Company's registration statement on Form 10 filed with the Securities and Exchange Commission on May 26, 1994 and the amendments thereto filed on August 1, 1994, September 9, 1994, December 2, 1994 and January 12, 1995.
(3) Incorporated herein by this reference from the Company's Registration Statement on Form S-1 (File No. 333-03864).
(4) Incorporated herein by this reference from the Company's Current Report on Form 8-K filed on October 18, 1996.
(5)   Filed herewith.

      (b) Reports on Form 8-K

During the last quarter of the period covered by this Report, the Company filed a current report on Form 8-K, dated October 18, 1996, as amended by Form 8-K/A dated December 17, 1996, which included information pursuant to Item 2., Acquisition or Disposition of Assets, relating to the acquisition of the assets described in such Report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Act"), the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHS ELECTRONICS, INC.

                                           By:/s/ CLAUDIO OSORIO
                                              -------------------
                                              Claudio Osorio
                                              President

Dated: March 31, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                      DATE
        ---------                         -----                      -----

/S/CLAUDIO OSORIO
--------------------------       President and Director          March  31, 1997
Claudio Osorio                   (principal executive officer)

/S/ALVIN PERLMAN
--------------------------       Executive Vice President        March  31, 1997
Alvin Perlman                    and Director

/S/ANTONIO BOCCALANDRO
--------------------------       Secretary and                   March  31, 1997
Antonio Boccalandro              Director

/S/CRAIG TOLL
--------------------------       Chief Financial Officer         March  31, 1997
Craig Toll                       and Treasurer (principal
                                 financial officer and
                                 principal accounting officer)
/S/OTTO GERLACH
---------------------------      Director                        March  31, 1997
Otto Gerlach

/S/ZBYNEK KRAUS
---------------------------      Director                        March  31, 1997
Zbynek Kraus

/S/DONALD D. WINSTEAD
---------------------------      Director                        March  31, 1997
Donald D. Winstead

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
CHS Electronics, Inc.

We have audited the accompanying consolidated balance sheets of CHS Electronics, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHS Electronics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their earnings and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                       GRANT THORNTON LLP
Miami, Florida
March 7, 1997

                              CHS ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                              DECEMBER 31
                                                       ------------------------
                                                         1995            1996
                                                       ----------      --------
ASSETS                                                 (Restated)

CURRENT ASSETS:
Cash                                                    $ 11,171       $ 35,137
Accounts receivable:
  Trade, less allowance for doubtful accounts
  of $4,388 in 1995 and $14,830 in 1996                  112,501        340,098
  Affiliates                                                 843          3,241
                                                        --------       --------
                                                         113,344        343,339
Inventories                                              102,159        321,770
Deferred tax asset                                           456           --
Prepaid expenses                                           9,824         39,374
                                                        --------       --------
  Total current assets                                   236,954        739,620

PROPERTY AND EQUIPMENT, NET                                9,126         30,947
COST IN EXCESS OF ASSETS ACQUIRED, NET                    17,305         78,780
OTHER ASSETS                                               2,419         12,602
                                                        --------       --------
                                                        $265,804       $861,949
                                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                           $ 46,438       $155,932
Accounts payable, trade                                  165,494        452,569
Accrued liabilities                                       14,242         44,873
Amounts due to sellers under
 acquisition agreements                                     --           49,200
Income taxes payable                                         937          5,120
Deferred income taxes                                       --              420
                                                        --------       --------
  Total current liabilities                              227,111        708,114

LONG TERM DEBT                                             8,801         45,327
MINORITY INTEREST                                                         3,975
SHAREHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000
  shares; 0 shares issued and
  outstanding                                               --             --
Common stock, authorized 100,000,000
 shares at $.001 par value; issued and
  outstanding 7,582,534 shares at
  December 31, 1995, and 12,400,384
  shares at December 31, 1996                                  8             12
Additional paid-in capital                                24,976         92,850
Retained earnings                                          4,558         16,724
Cumulative foreign currency
  translation adjustment                                     350         (5,053)
                                                        --------       --------
TOTAL SHAREHOLDERS' EQUITY                                29,892        104,533
                                                        --------       --------
                                                        $265,804       $861,949
                                                        ========       ========

The accompanying notes are an integral part of these statements.

                              CHS ELECTRONICS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                  YEAR ENDED DECEMBER 31
                                             ----------------------------------
                                               1994        1995         1996
                                             --------    --------    ----------
                                                       (Restated)
Net sales (including sales to
  affiliates of $52,421, $21,063
  and $0 in 1994, 1995 and 1996,
  respectively)                              $359,169    $936,703    $1,855,540

Cost of goods sold                            333,983     868,716     1,724,432
                                             --------    --------    ----------

Gross profit                                   25,186      67,987       131,108
Operating expenses                             21,798      57,188       102,235
                                             --------    --------    ----------

Operating income                                3,388      10,799        28,873

Other (income) expense
Interest income                                  (250)     (1,757)       (3,199)
Interest expense                                2,070       6,454        11,712
                                             --------    --------    ----------
                                                1,820       4,697         8,513
                                             --------    --------    ----------
Earnings before income taxes and
  minority interest in subsidiaries             1,568       6,102        20,360

Income taxes                                      603       1,797         6,086
Minority interest in subsidiaries                --          --           2,108
                                             --------    --------    ----------
Net earnings                                 $    965    $  4,305    $   12,166
                                             ========    ========    ==========

Net earnings per common share                $    .21    $    .59    $     1.16
                                             ========    ========    ==========

The accompanying notes are an integral part of these statements.

                          CHS ELECTRONICS, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three Years Ended December 31, 1996
                                 (In thousands)
                                                                                                      CUMULATIVE
                                                                                                        FOREIGN
                                                            ADDITIONAL     RETAINED                     CURRENCY
                                               COMMON        PAID-IN       EARNINGS       DEFERRED    TRANSLATION
                                                STOCK        CAPITAL       (DEFICIT)    COMPENSATION   ADJUSTMENT      TOTAL
                                               ------       ----------     ---------    ------------  -----------     ------
Balance at January 1, 1994                           6         3,247          (712)         --            (611)        1,930

Issuance of common stock through
private offering                                     2         3,998          --            --            --           4,000

Issuance of common stock in
acquisitions                                         6        18,841          --            --            --          18,847

Issuance of compensatory stock options            --             280          --            (280)         --            --

Deferred compensation recognized                  --            --            --             142          --             142

Net earnings                                      --            --             965          --            --             965

Foreign currency translation adjustment           --            --            --            --             734           734
                                              --------      --------      --------      --------      --------      --------
Balance at December 31, 1994, as
previously reported                                 14        26,366           253          (138)          123        26,618

Adjustment for acquisition of six
companies (Note B)                                --          (6,748)         --            --            --          (6,748)
                                              --------      --------      --------      --------      --------      --------
Balance December 31, 1994 as restated               14        19,618           253          (138)          123        19,870

Adjustment 1 for 2 reverse split                    (7)            7          --            --            --            --

Deferred compensation recognized                  --            --            --             138          --             138

Issuance of common stock in acquisitions             1         5,351          --            --            --           5,352

Net earnings                                      --            --           4,305          --            --           4,305

Foreign currency translation adjustment           --            --            --            --             227           227
                                              --------      --------      --------      --------      --------      --------

Balance at December 31, 1995                         8        24,976         4,558          --             350        29,892

Common stock or other consideration
issued in acquisitions (Note B)                   --          16,982          --            --            --          16,982

Common stock issued in public offering               4        50,610          --            --            --          50,614

Stock options exercised                           --             282          --            --            --             282

Net earnings                                      --            --          12,166          --            --          12,166

Foreign currency translation adjustment           --            --            --            --          (5,403)       (5,403)
                                              --------      --------      --------      --------      --------      --------

Balance at December 31, 1996                  $     12      $ 92,850      $ 16,724      $   --        $ (5,053)     $104,533
                                              ========      ========      ========      ========      ========      ========

The accompanying notes are an integral part of these statements.

                              CHS ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                   YEAR ENDED DECEMBER 31
                                              -------------------------------
                                                1994        1995        1996
                                              --------    --------    -------
                                              (Restated)  (Restated)
Increase in cash and cash equivalents:
Cash flows from operating activities:
Net earnings                                  $    965    $  4,305    $ 12,166
Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                    874       2,456       5,200
  Deferred compensation amortized                  138         148       1,432
  Minority interest in net earnings               --          --         2,108
  Changes in assets and liabilities excluding
  effects of acquisitions:
  Accounts receivable-trade, net                (9,242)    (37,724)   (118,694)
  Acounts receivable-affiliates, net            (1,022)    (12,285)     (2,398)
  Inventories                                  (18,798)    (32,204)   (129,357)
  Prepaid expenses and other current assets     (2,429)     (1,742)    (22,345)
  Accounts payable                              36,617      51,818     173,244
  Accrued liabilities and income taxes             758       3,175     (20,481)
                                              --------    --------    --------
Net cash provided by (used in)
  operating activities:                          7,861     (22,053)    (99,125)

Cash flows from investing activities:

  Purchase of fixed assets                      (1,728)     (6,866)    (11,624)
  Cash provided from (used in) acquisitions      4,890       1,317     (26,876)
                                              --------    --------    --------
Net cash provided by (used in)
  investing activities:                          3,162      (5,549)    (38,500)

Cash flows from financing activities:
  Proceeds from public offering                   --          --        50,614
  Proceeds from private placement                4,000        --          --
  Proceeds from stock options exercised           --          --           282
  Payments on notes to affiliate                (3,771)       --          --
  Proceeds from affiliate notes                  1,650        --          --
  Net borrowing from (repayments to) banks      (5,254)     29,855     112,452
                                              --------    --------    --------
  Net cash provided by (used in)
    financing activities:                       (3,375)     29,855     163,348

Effect of exchange rate changes on cash            117         550      (1,757)
                                              --------    --------    --------

INCREASE  IN CASH AND CASH EQUIVALENTS           7,765       2,803      23,966

Cash at beginning of year                          603       8,368      11,171
                                              --------    --------    --------

Cash at end of year                           $  8,368    $ 11,171      35,137
                                              ========    ========    ========
(continued)

                              CHS ELECTRONICS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                    (In thousands, except share data)

                                                     YEAR ENDED DECEMBER 31
                                                --------------------------------
                                                   1994        1995       1996
                                                ----------  ----------   -------
                                                (Restated)  (Restated)

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                         $1,532      $4,944    $10,064
  Income Taxes                                     $  747      $1,753    $ 3,892

Non cash investing and financing activities:
These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions. The components of the transactions in each year are as follows:

                                                    YEAR ENDED DECEMBER 31
                                                ------------------------------
                                                  1994        1995      1996
                                                -------     -------    -------

Fair value of assets acquired including
  cash acquired                                 $92,049     $19,216    $14,691
Less: Common stock or other
  consideration issued                           26,647       7,152      3,278
                                                -------     -------    -------
Liabilities assumed                             $65,402     $12,064    $11,413
                                                =======     =======    =======

In 1996, $13.7 million was credited to additional paid-in capital representing additional consideration paid by Comtrad under acquisition agreements for subsidiaries now held by the Company

In 1994 and 1995, a $6.7 million and a $5.2 million, respectively, reduction in receivable from affiliate was charged to additional paid-in capital. Compensatory stock options of $280,000 were issued in 1994.

The accompanying notes are an integral part of these statements.

                              CHS ELECTRONICS, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years ended December 31, 1996

NOTE A - SUMMARY OF ACCOUNTING POLICIES

1. FORMATION OF BUSINESS

On January 1, 1993, CHS Electronic Publishing Service GmbH, (CHS Germany) was acquired by Comtrad, Inc. ("Comtrad"), a U.S. corporation based in Miami, Florida. In December 1993, Comtrad transferred CHS Germany to a publicly held, inactive Utah corporation which then changed its name to CHS Electronics, Inc. (the Company). This transaction has been accounted for as a reverse acquisition so that in all periods prior to 1994, CHS Germany is the reporting entity.

2. NATURE OF OPERATIONS

The Company is an international distributor of computer equipment, peripherals and software. The products are sold, principally to resellers, in Western Europe, South America and Eastern Europe.

3. RESTATEMENTS

The 1994 and 1995 financial statements have been restated for the effects of companies acquired in a manner similar to a pooling of interests due to a common control (see note B). All share and per share information have been restated for a one for two reverse stock split approved by the shareholders in March 1996.

4. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, wholly owned and majority owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

5. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of foreign subsidiaries is included in a separate component of shareholders' equity entitled cumulative foreign currency translation adjustment. In the normal course of business, the Company advances funds to certain of its foreign subsidiaries, which are not expected to be repaid in the foreseeable future. Translation adjustments resulting from these advances are included in cumulative foreign currency translation adjustment. For entities in highly inflationary countries, the U.S. dollar is considered the functional currency and a combination of current and historical rates are used in translating assets and liabilities. The related exchange adjustments are included in earnings.

6. CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

7. CONCENTRATION OF CREDIT RISK

The Company's credit risk on trade receivables is diversified over a wide geographic area and many customers. The largest customer accounts for less than 1% of sales. The Company performs ongoing credit evaluations of its customers. In South America, the Company obtains guarantees from its customers in some cases. The Company uses credit insurance in several locations (covering $223 million in receivables at December 31, 1996) and factoring without recourse in other locations to mitigate risk and provides for estimated credit losses at time of sale.

8. INVENTORIES

Inventories, consisting of finished products, are stated at the lower of cost or market, with cost being determined principally by current replacement cost, which approximates the first-in first-out method.

9. DEPRECIATION AND AMORTIZATION

Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of respective leases or the service lives of the improvements whichever is shorter.

The straight-line and accelerated methods of depreciation are followed for financial reporting purposes. The useful lives are as follows:

                                           YEARS
                                           -----
      Buildings                            30-50
      Leasehold improvements               3-7
      Computer equipment                   2-5
      Office equipment and furniture       3-10

Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. The costs of software used in business operations are capitalized and amortized over their expected useful lives. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized at such time.

10. INCOME TAXES

The Company utilizes the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

The Company intends to invest the undistributed earnings of its foreign subsidiaries indefinitely. At December 31, 1995 and 1996, the cumulative amount of undistributed earnings on which the Company has not recognized United States income taxes was approximately $6 million and $13 million, respectively. However, it is anticipated that United States income taxes on such amounts would be partially offset by available foreign income tax credits.

11. REVENUE RECOGNITION

The Company recognizes sales upon shipment, as there is no significant post-sale obligation and collectibility is reasonably assured. Income from vendor rebates, discounts, and cooperative advertising is recognized when earned, as a reduction of the cost of inventory sold or as a reduction of operating expenses.

12. COST IN EXCESS OF ASSETS ACQUIRED, NET

The cost in excess of assets acquired is being amortized to earnings over a 20 year period on a straight-line basis. The Company evaluates its goodwill in accordance with Financial Accounting Standard Board Statement No. 121 to determine potential impairment by comparing the carrying value to undiscounted future cash flows of the related assets. The Company modifies or adjusts the value of a subsidiary's goodwill if an impairment is indicated by the difference between the undiscounted cash flows and the carrying value. All of the Company's goodwill is identified with the assets acquired and falls under the scope of SFAS No. 121. Accumulated amortization was $1.2 million and $2.2 million at December 31, 1995 and 1996, respectively.

13. EARNINGS PER COMMON SHARE

Earnings per share for each year is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (common stock options and warrants) outstanding during the year, unless such inclusion is anti-dilutive. The weighted average number of shares was 4,693,332 in 1994, 7,282,785 in 1995 and 10,438,019 in 1996.

14. STOCK OPTIONS

Options granted under the Company's 1994 Stock Option Plan and Chief Executive Officer option plan are accounted for under APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

15. USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE B - ACQUISITIONS

In 1996 the Company acquired eighteen companies in as many countries. The largest acquisition was of seven companies comprising the European and Latin American businesses of a competitor, Merisel, Inc. These seven companies were acquired for cash and debt assumptions. The total consideration paid was approximately $148 million consisting of $30 million of cash and $118 million of debt assumed or refinanced. The Company financed the acquisition primarily through borrowing or factoring at each subsidiary acquired. Approximately $11 million is owed to Merisel at December 31, 1996. The acquisition has been accounted for as a purchase, effective as of September 30, 1996. Therefore, operations of these companies are included only in the 1996 fourth quarter. The cost of the acquisition has been allocated to the assets acquired based on their fair values. This resulted in approximately $10.5 million of goodwill.

In connection with this acquisition, the Company intends to consolidate former Merisel operations and CHS operations in the 5 countries where each had operations. Additionally, the Company intends to dispose of the former Merisel warehouse located in the Netherlands and has entered into a letter of intent to sell the warehouse. The consolidation of the operations in United Kingdom and France is complete and the remainder of the consolidations should be completed in 1997. The Company has accrued approximately $15 million for these activities, consisting of severence cost-$1 million, lease termination-$4.6 million, loss on sale in Netherlands warehouse-$6.4 million, writeoff of leasehold improvements and computer systems-$3 million. Through December 31, 1996, $2 million has been charged against this reserve, consisting principally of severance costs, lease termination costs and writeoffs of leasehold improvements.

In June 1996, the Company acquired 100% of an unaffiliated company in Russia for consideration based on a multiple of that company's net income in 1996. The acquisition was initially recorded at no consideration, which approximated the value of net assets acquired. Subsequently, the agreement was modified to measure the value of the Company based 50% on 1996 results and 50% on 1997 results. The 1996 portion is payable in cash and the 1997 portion is payable in cash or stock at the seller's option. In 1996, $20.6 million was recorded as purchase price and goodwill.

In April 1996, the Company acquired 100% of an unaffiliated company in Switzerland for consideration based on a multiple of the acquired company's 1996 net earnings but not less than $1.7 million. The acquisition was initially recorded at $1.7 million resulting in no goodwill. Subsequently, the agreement was modified to base the price on results through September 30, 1996. In the 1996 fourth quarter 183,237 CHS shares were issued and there was an adjustment to the purchase price based on a revaluation of the assets at date of purchase, which resulted in goodwill of $870,000.

In March 1996, the Company acquired six companies from Comtrad for a reduction of indebtedness of $7.8 million. These acquisitions have been accounted for as an exchange between entities under common control in a manner similar to a pooling of interests. Accordingly, these acquisitions have been included in the accompanying financial statements from the date acquired by Comtrad. As a result, financial statements for 1995 have been restated. The companies in Bulgaria, Croatia, Lithuania and Romania were started by Comtrad in 1993 and 1994 for a minimal investment and have insignificant operations. They are treated as if Comtrad acquired them on December 31, 1994. Sixty-five percent of a company in Slovakia was acquired in early 1994 for a minimal investment and 1994 results were insignificant. The remaining 35% was acquired by Comtrad for a contingent payment in CHS shares to be based on 1996 results. This acquisition has been recorded as of December 31, 1994 based on the cost of the 65% interest acquired with the remaining cost to be recorded as goodwill when known. The contingent amount is not known at this time. Comtrad acquired the Brazil company in November 1994 for Comtrad common shares valued at $762,000. The acquisition was recorded by the Company as of December 31, 1994 at this value, resulting in goodwill of $2.5 million. An additional amount of $240,000 was paid by Comtrad in 1996 to complete its acquisition of this company, which had the effect of increasing goodwill to $2.75 million.

The combined and separate CHS results of the companies for 1995 are as shown below (in thousands):

                          CHS
                    (AS ORIGINALLY                                                                                (RESTATED)
                      PRESENTED)       BALTIC        BRAZIL        BULGARIA     CROATIA      ROMANIA   SLOVAKIA    COMBINED
                    --------------     ------        ------        --------     -------      -------   --------   ----------
Sales                  $862,324         2,610        45,934          4,236       4,820        3,592     13,187     $936,703
Net earnings (loss)       4,743            63          (147)           (25)       (100)        (152)       (77)       4,305

In February 1996, the Company acquired 51% of an unaffiliated company in Hungary for consideration based on 51% of the book value of equity at December 31, 1996 plus a multiple of 51% of 1996 net earnings. Based on a history of profitable operations, the acquisition was initially recorded at 51% of the book value on January 31, 1996. Based on 1996 results the purchase price was increased to $17.6 million resulting in goodwill of $15.8 million. As permitted by the agreement, the sellers have elected to receive the proceeds in cash rather than stock.

In 1995, the Company acquired nine companies in as many countries. Eight of these were acquired from Comtrad Holdings, Inc. ("CHI") or Comtrad (a wholly owned subsidiary of CHI) and have been accounted for as an exchange between entities under common control in a manner similar to a pooling of interests. Accordingly, these acquisitions have been included in the accompanying financial statements from the date acquired by Comtrad or CHI. The acquisition of the company in the Czech Republic was partially (16%) from Comtrad and partially from an individual. The portion from Comtrad was valued at Comtrad's basis of $758,000. The portion purchased from the unrelated individual has been accounted for as a purchase. Results of the remaining 84% of the Czech Republic company have been included in the accompanying financial statements from October 1, 1995. Information about the pooled acquisitions is shown below:

                                                                 CHS               COMTRAD OR CHI
COMPANY            SERVICE AREA        CONSIDERATION       ACQUISITION DATE       ACQUISITION DATE
---------------------------------   --------------------------------------------------------------
CHS England        United Kingdom                             April 1995           September 1994
CHS France         France               1,750,000             April 1995           September 1994
CHS Belgium        Belgium                shares              April 1995           September 1994
CHS Portugal       Portugal                                   April 1995            January 1993
CHS BEK            South America     287,500 shares          October 1995            July 1995
CHS Czechia(16%)   Czech Republic     92,000 shares          October 1995           January 1993
CHS Finland        Finland             $2,300,000           December 1995            July 1995
CHS Sweden         Sweden              $2,400,000           December 1995            July 1995
CHS ABC Data       Poland              $2,300,000           December 1995          November 1995

In these transactions, assets and liabilities were transferred to the Company at Comtrad's or CHI's original cost basis. In several of these transactions Comtrad's cost is subject to adjustment from earn out agreements. Comtrad's purchase price for the three companies in the United Kingdom, France and Belgium consisted of a $7 million note and an amount determined by an earn out based on 1994 and 1995 earnings. In accounting for this transaction initially, after reducing fixed assets to zero, there was an excess of net assets acquired over cost ($4,161,000 at December 31, 1994). In May 1995, the acquisition agreement was modified to reduce to 100,000 the maximum number of additional Company shares that could become due to such sellers based on 1995 operating results, in return for Comtrad's payment to the sellers of $794,000 and 500,000 shares of Company stock owned by Comtrad. The 100,000 additional shares were issued by Comtrad in early 1996. The value of this additional purchase price ($5,344,000), less what had previously been recorded as a liability for the 1994 earn out ($617,000), has been recorded in the accompanying consolidated balance sheet as an increase in additional paid in capital, a reduction of the excess of net assets acquired over cost to zero and restoration of a portion of fixed assets. In 1995, $975,000 of depreciation which would have applied to fixed assets reduced to zero was not incurred.

As consideration for the acquisition of the company in Portugal, Comtrad delivered common stock valued at $800,000. The acquisition was recorded at this value, resulting in goodwill of $450,000.

As consideration for the acquisition of BEK, CHI delivered CHI class B common shares which have preference rights in liquidation to a specified number of Company shares held by CHI depending on a one year earn out. As of December 31, 1995, the acquisition was recorded at CHI's basis of approximately $1.75 million, based on the six month results. In 1996 the amount was adjusted to $2.4 million based on the final results resulting in total goodwill of $2.4 million.

Comtrad acquired two companies in Sweden and Finland, for a number of Company shares owned by Comtrad to be determined by an earn out based on 1996 results. At December 31,1996 the amount was recorded based on such results, at $11.2 million by charging costs in excess of assets acquired and crediting additional paid-in capital.

In consideration for the acquisition of the company in Poland, CHI delivered shares of its stock, a $600,000 note and an unknown number of Company shares to be determined by an earn out based on 1996 results. The value given by CHI was determined to be $1.8 million and the difference of $500,000 between that amount and the price paid by the Company has been charged to additional paid-in capital. Costs in excess of assets acquired of $.7 million has been recorded on this transaction. At December 31, 1996, the earn out amount was recorded based on 1996 results at $2.2 million which increased goodwill and additional paid-in capital.

As noted above, terms of several of the acquisitions by Comtrad provided for contingent consideration. The Company believes such contingent consideration payments are additional purchase price. The Company's conclusion is based on the terms of each agreement, which provide that the contingent consideration is not dependent on the continued employment of sellers, is based on a multiple of earnings over a short time period, is the major portion of the purchase price and is in addition to fair compensation paid to the former owner through salary and bonus.

The Company acquired 84% of the Czech Republic company from an individual by issuing 483,000 shares which were valued at their market value of $3,246,000. This produced goodwill of $2.4 million.

On June 30, 1994, the Company entered into a Plan of Acquisition ("Plan"), with Comtrad, CHI, and Alvin Perlman ("Perlman"), the sole shareholder of CHS Promark and the owner of the minority interests in certain subsidiaries. Under the terms of the Plan, the Company acquired from CHI 77% of the capital stock of CHS Promark and 30% of the outstanding capital of three companies operating in Argentina, Chile and Colombia (the South American subsidiaries) in exchange for 1,540,000 shares of the Company's common stock. In a simultaneous transaction, the Company acquired the remaining 23% of the stock of CHS Promark (which owned the remaining 70% of the South American subsidiaries) from Perlman in exchange for 460,000 shares of the Company's common stock. In July 1994, CHS Promark acquired the Venezuelan operations of Comtrad for nominal consideration. The exchange between the Company and CHI has been accounted for as an exchange between entities under common control with CHI's cost basis in the acquired assets being pushed down to the Company. The exchange between the Company and Perlman for the remaining 23% interest in CHS Promark has been accounted for by the Company as a purchase. The Company recorded a total investment of $11.3 million, which was the fair market value of CHS Promark as determined by an independent appraisal. The excess of the cost over the fair value of the net assets acquired was approximately $8.4 million and is being amortized over 20 years.

The following represents the unaudited pro forma results of operations assuming all of these acquisitions had taken place on January 1, 1995:

                                          YEAR ENDED DECEMBER 31
                                     ------------------------------
                                     (000'S EXCEPT PER SHARE DATA)

                                          1995          1996
                                       ----------    ----------

Sales                                  $2,449,861    $2,940,792
Net earnings                                1,995         4,317
Net earnings per share                 $      .25    $      .41

Proforma adjustments have been made to eliminate non-recurring loss in the operations acquired from Merisel and to add goodwill amortization and interest expense on the amounts payable to selling stockholders at 7.5%. The proforma information is not necessarily indicative of the actual results of operation that would have occurred had the acquisitions taken place on January 1, 1995, or of results which may occur in the future.

NOTE C - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                            YEAR ENDED DECEMBER 31
                                         ---------------------------
                                               (IN THOUSANDS)

                                           1994      1995      1996
                                         -------   -------   -------
Allowance for doubtful accounts
  Beginning balance                       $ 546     $3,358   $ 4,388
  Provision for bad debt                  1,596      3,035     3,412
  Write-offs                               (473)    (2,161)   (3,775)
  Acquired though acquisition             1,689       156     10,805
                                         ------    ------    -------

  Ending balance                         $3,358    $4,388    $14,830
                                         ======    ======    =======

NOTE D - PROPERTY AND EQUIPMENT

                                                     DECEMBER 31
                                                  -----------------
                                                    (IN THOUSANDS)

                                                    1995      1996
                                                  -------   -------

Land and buildings                                $ 1,943   $ 3,167
Furniture and fixtures                              6,973    15,126
Leasehold improvements                              1,790     4,914
Computers and office equipment                      2,498    25,000
Vehicles and other                                  1,992     5,414
                                                  -------   -------
                                                   15,196    53,621

Less accumulated depreciation and amortization      6,070    22,674
                                                  -------   -------
                                                  $ 9,126   $30,947
                                                  =======   =======

NOTE E - INCOME TAXES

The components of earnings before income taxes and minority interest in subsidiaries consist of the following:

                                             YEAR ENDED DECEMBER 31
                                          ---------------------------
                                                (IN THOUSANDS)

                                           1994      1995      1996
                                          ------    ------    -------

  Domestic                                $1,258    $  741    $ 1,361
  Foreign                                    310     5,361     18,999
                                          ------    ------    -------
  Total                                   $1,568    $6,102    $20,360
                                          ======    ======    =======

The provision for income taxes consists of the following:

                                             YEAR ENDED DECEMBER 31
                                          ---------------------------
                                                (IN THOUSANDS)

                                           1994      1995      1996
                                          ------    ------    ------
Current
  U.S Federal                             $ 776    $  525     $1,721
  U.S. State                                122        41        228
  Foreign                                    35     1,357      4,520
                                          -----    ------     ------
                                            933     1,923      6,469
                                          -----    ------     ------
Deferred
  U.S Federal                              (289)   $   67       (258)
  U.S. State                                (41)        5        (47)
  Foreign                                     -      (198)       (78)
                                          -----    ------     ------
                                           (330)     (126)      (383)
                                          -----    ------     ------
  Total                                   $ 603    $1,797     $6,086
                                          =====    ======     ======

Deferred tax assets (liabilities) are comprised of the following:

                                                           DECEMBER 31
                                                      --------------------
                                                         (IN THOUSANDS)

                                                        1995        1996
                                                      -------     --------

  Net operating losses of foreign subsidiaries        $ 4,162     $ 11,405
  Employee compensation not currently deductible          127          131
  Inventory differences                                    66       (3,009)
  Allowances for bad debts                                265        1,788
  Accruals not currently deductible                         -          305
  Other                                                     -          (34)
                                                      -------     --------
                                                        4,620       10,586
  Valuation allowance                                  (4,164)     (11,006)
                                                      -------     --------
  Total                                               $   456     $   (420)
                                                      =======     ========

The major elements contributing to the difference between taxes at the U.S. federal statutory tax rate and the effective tax rate are as follows:

                                                YEAR ENDED DECEMBER 31
                                               --------------------------
                                                    (IN THOUSANDS)

                                               1994       1995      1996
                                               -----     ------    ------

Income taxes at the statutory rate             $ 533     $2,070    $6,922
Foreign income subject to tax at other
than statutory rate                              (53)      (212)   (1,356)
State or local income taxes, less effect
of federal benefits                               53         55       168
Losses without tax benefit                       390        613     1,329
Goodwill amortization                            108        190       255
Utilizations of net operating losses of
foreign subsidiaries                            (382)      (826)   (1,196)
Other                                            (46)       (93)      (36)
                                               -----     ------    ------
Income taxes at the effective tax rate         $ 603     $1,797    $6,086
                                               =====     ======    ======

At December 31, 1996, the Company has net operating loss carry forwards in certain foreign jurisdictions that expire as follows:

           1998                  $9,480,000
           1999                   6,539,000
           2000                   1,964,000
           No expiration date    14,388,000

NOTE F - NOTES PAYABLE AND LONG TERM DEBT

Several of the Company's subsidiaries have credit lines with local banks totaling $224 million at December 31, 1996. Generally, borrowings under such lines are collateralized by receivables or inventory. The lines are principally of one year duration and are renewable by the banks. In 1996, the maximum and average amounts outstanding were $172 million and $116 million, respectively. The weighted average interest rate at December 31, 1996 was 7.3%.

The Company's long-term debt consists of the following at:

                                                                                        DECEMBER 31
                                                                                   ----------------------
                                                                                     1995          1996
                                                                                   --------      --------
CHS Promark has a $60 million revolving credit agreement with a financial institution. The agreement, which expires October 1999, provides for advances and letters of credit based upon eligible accounts receivable and inventories.
Interest is at a variable market rate based on the prime rate of the lender or
LIBOR, at CHS Promark's option. All of CHS Promark's assets, including accounts receivable and inventories totaling $65.5 million at December 31, 1996, are pledged as collateral. The agreement contains certain restrictive covenants, including limitations on transactions with affiliated companies and employee loans. CHS Promark was in violation of these specific covenants at December 31,
1996, but waivers for these violations were granted by the financial institution in March, 1997. The agreement also limits the ability of CHS Promark to pay
dividends to the Company to 50% of CHS Promark's net income.                            -      $ 34,374

CHS Promark had a $12,000,000 revolving credit agreement with a bank. The agreement, which was refinanced in February, 1996, included banker's acceptances and a line of credit. Interest on the advances under the line was at the bank's base rate for the first 5 months of 1995 and at a penalty rate for the remainder of 1995. CHS Promark's accounts receivable and inventories were pledged as collateral. In addition, the credit agreement contained certain restrictive
covenants.                                                                         $8,004             -

Capitalized leases, collateralized by computer equipment, bearing interest
ranging from 7.4% to 11% with maturities through September, 2002.                     628        10,626

Other notes and mortgages on building, interest at 9.5%, with maturities through
2002, collateralized by a building with net book value at December 31, 1996 of
$674,000.                                                                             343         2,455
                                                                                   ------      --------
Total                                                                               8,975        47,455
Less current portion of long-term debt, included in notes payable                     174         2,128
                                                                                   ------      --------
Total long-term debt                                                               $8,801      $ 45,327
                                                                                   ======      ========

Scheduled maturities of long-term debt are as follows (in thousands):
Year ending December 31,

  1997                                                2,128
  1998                                               38,225
  1999                                                2,571
  2000                                                2,539
  2001                                                  883

NOTE G - CONCENTRATIONS

The Company's operations are substantially all outside the United States. In 1996, the largest amount of sales occurred in Germany, which comprised 17% of total sales. The Company also had sales of almost 13% in each of France and England. While these countries are considered politically stable, there is risk that economic difficulties in any of these countries could adversely affect the Company's business. The Company also has operations in the less politically stable countries of Venezuela, Croatia and Bulgaria.

Most of the Company's sales are made in local currencies other than the U.S. dollar. The largest amounts of sales were in German marks (17%), French francs (13%) and British pounds (12%). In some countries, certain purchases and the resulting payables are in currencies (principally the U.S. dollar) different than the functional currency. Further, certain subsidiaries have loans receivable or payable denominated in currencies other than their functional currency. Transaction gains and losses on these receivables and liabilities are included in the determination of earnings for the relevant periods. In 1994, 1995, and 1996, foreign currency gains were $385,000, $74,000, and $1,559,000, respectively.

The Company enters into foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposure. The foreign exchange contracts are valued at market and generally have maturities which do not exceed six months. Gains and losses on foreign exchange contracts offset losses and gains on assets, liabilities and transactions being hedged. As a result, the Company does not anticipate any material adverse effect due to exchange rate movements over the short term period covered by these contracts. At December 31, 1996, the face value of foreign exchange forward contracts against trade payables was $47 million, which approximated the fair market value of the contracts. At December 31, 1996, accounts payable denominated in U.S. dollars and German marks were $166 million (principally $120 million in U.S. dollars and $43 million in German marks). The largest unhedged amounts of trade payables was in subsidiaries in the Netherlands ($43 million), Czech Republic ($16 million), and Poland ($13 million), and various Latin American countries ($25 million).

In some countries there are risks of continuing periodic devaluations or of large devaluations. In these countries, no hedging mechanism exists. The Company has risks in these countries that such devaluations could cause economic loss and negatively impact future sales since its product cost would increase in local terms after such devaluations. The Company attempts to limit its economic loss through structural mechanisms of limiting its holdings of local currency and receivables to the amount of its local currency payables.

The Company has a major supplier, Hewlett-Packard (HP), whose products accounted for 49%, 35%, and 34% of sales for 1994, 1995 and 1996, respectively. No other vendor accounted for more than 10% of sales in any year except in 1996 in which one vendor was 12%. HP has the right to terminate its distribution agreement with any Company subsidiary if the subsidiary is unable to cure, within a reasonable period of time, any violation of the agreement after having received notice from HP of the violation. Each Company subsidiary has the right to terminate the HP agreement on 90 days notice. Each Company subsidiary believes that its relationship with HP is good, and has no reason to believe that its distribution arrangement will not be a long-term relationship. No assurance can be given, however, that HP will renew each Company subsidiary's agreement at the time of its annual review or in subsequent years. Management has not formulated alternative plans of action in the event the HP contracts are terminated. The amounts outstanding to HP at December 31, 1995 and 1996 were $32 million and $70 million, respectively.

NOTE H - LEASE OBLIGATIONS AND OTHER CONTINGENCIES

The Company leases equipment, offices, sales and warehouse space under non-cancelable leases. The following is a schedule by years of the minimum rental commitments remaining on leased property and equipment (in thousands):

YEAR ENDING
DECEMBER 31,         BUILDINGS    EQUIPMENT    VEHICLES AND OTHER      TOTAL
-----------------------------------------------------------------------------
  1997                $7,578       $1,256            $2,233           $11,067
  1998                 5,367          848             1,495             7,710
  1999                 5,037          497               805             6,339
  2000                 4,513          242               555             5,310
  2001                 3,540           33               128             3,701
Subsequent years      16,398          202                 -            16,600

Total rental expense was $1,583,000, $2,503,000, and $6,715,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

Rental expense includes approximately $734,000 annually for monthly rent due on a CHS facility in Germany under a lease agreement dated November 1993 with a term of 17 years. CHS Germany has the option to purchase the leased property at both the end of the seventh year of the lease term, and at the end of the lease, for the net book value of the property as calculated under applicable German tax laws. The option prices at the end of the seventh and seventeenth year would approximate $5.6 million and $2.8 million, respectively. In addition, the lessor has the right to adjust the minimum rental payments at the end of 1999 if certain economic conditions prevail.

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company. The Company is subject to a tax audit in Portugal where the tax authorities have preliminarily found a deficiency of approximately $3 million. The Company believes it has properly reported its income and paid taxes in Portugal and intends to contest the proposed adjustments vigorously. The Company has requested a re-audit, which has been granted, although no specific date is yet scheduled. The Company expects the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

NOTE I - RELATED PARTY TRANSACTIONS

At December 31, 1996 and 1995, the Company carried a receivable from Comtrad in an amount of $3.2 million and $843,000 respectively. In 1996, this receivable is in the form of a promissory note which Comtrad has agreed to collateralize with 210,000 shares of CHS owned by Comtrad. The amount is due the earlier of a public offering of the Company or 60 days after demand. Interest charged to Comtrad was $162,000, $438,000 and $86,000 in 1994, 1995 and 1996 respectively.
In 1995 the Company owed amounts to Comtrad which were subsequently extinguished. Interest paid to Comtrad was $117,000 and $126,000 in 1994 and 1995, respectively.

In 1996, the Company purchased a company in Romania from Comtrad for $375,000 (see note B). Subsequently, the Company loaned $800,000 to the subsidiary to enable it to purchase an office building. In December 1996, the Company sold this subsidiary back to Comtrad for the original purchase price plus an amount equal to the losses from April to date of sale ($200,000). No gain was recognized on the sale, which had the impact of increasing the amount due from Comtrad by $1.4 million.

During 1993, various management services were provided to CHS Germany by Comtrad or its affiliates. As compensation for these services, a management charge aggregating $896,000 was levied. In the fourth quarter of 1994, a study was performed of the actual costs relating to the services provided by Comtrad and affiliates. Based on such study the Company applied for and received a credit from Comtrad against such fees of $579,000. Such amount has been recorded as a reduction of administrative expenses in 1994. In the past the Company billed Comtrad for actual costs of salaries, space and other administrative costs it incurred on Comtrad's behalf. Such amounts were $670,000, $495,000, and $0 in 1994, 1995 and 1996, respectively. In 1995, Comtrad billed the Company $887,000 for the Company's share of actual costs incurred by Comtrad for salaries, space and other administrative expenses for shared employees.

Comtrad owned operating subsidiaries in Europe engaged in essentially the same business as CHS Germany. During the ten months ended October 31, 1994, certain Comtrad subsidiaries purchased substantially all of their goods for resale from CHS Germany. These entities were initially invoiced at cost plus 2% for all goods purchased. This arrangement was necessary since formal distributorship agreements between the Comtrad subsidiary companies and the principal supplier of goods, Hewlett-Packard, had not been finalized. In the last quarter of 1994, a study of the actual handling costs was completed, which concluded the actual costs for the year were 4.5% of such sales. As a result an additional $500,000, representing the cumulative effect of the difference between 4.5% and 2%, was billed to the affiliates and recorded in gross profit in 1994. Handling costs billed to Comtrad, which are recorded as a reduction in operating costs, were $900,000, $73,000 and $0 in 1994, 1995 and 1996 respectively.

A director of the Company serves the Company as a management consultant under a consulting agreement specifying payments of $4,000 per month. In 1994, 1995, and 1996, $45,700 and $48,000 and $48,000 respectively was paid under this agreement.

Immediately prior to the Company's acquisition of CHS Promark, CHI, Comtrad, the shareholders of Comtrad, the Company and Alvin Perlman entered into an Agreement and Plan of Exchange ("Exchange Agreement"). Under the terms of the Exchange Agreement, all of the Comtrad shareholders exchanged 100% of the outstanding Comtrad common stock for 770,000 shares of CHI common stock and 100,000 shares of CHI class A common stock. Mr. Perlman exchanged 77% of the issued and outstanding capital stock of CHS Promark for 230,000 shares of CHI common stock. The class A common stock of CHI has no dividend, liquidation, participation or voting rights, except it is redeemable at the election of CHI with 1,540,000 shares of the Company's common stock held by Comtrad and has preference in liquidation over the CHI common stock with respect to the same 1,540,000 shares. In a related transaction, Mr. Perlman sold CHI 30% of the capital stock of each of the South American subsidiaries for $2.5 million paid in the form of $100,000 in cash and a 7% promissory note in the principal amount of $2.4 million which has been fully satisfied.

The Company has guaranteed the obligation of CHI to pay to the former owner of its subsidiary in Poland an earn out amount. Such amount, when known, is to be paid in Company stock.

NOTE J - COMMON STOCK AND STOCK OPTION PLANS

In June 1996, the Company completed a public offering of common shares in which the Company sold 4,591,539 shares and selling shareholders sold 1,733,461 shares. The Company shares were sold at $12 per share which raised $50.6 million for the Company net of expenses and commissions. As part of the offering the underwriter received warrants entitling the purchase of 300,000 shares of stock in a 4 year period beginning in June 1997 at a price starting at $13.20 and increasing each year.

In March 1996, the shareholders approved a reincorporation as a Florida company, a reverse 1 for 2 stock split and the authorization of 5,000,000 shares of preferred stock in such class or series and with such rights as approved by the Board of Directors. All share information has been restated to reflect the 1 for 2 split. A majority vote by the holders of the preferred stock as well as the holders of common stock is necessary to vote affirmatively on matters of mergers, sales of substantially all the Company's assets, exchanges of stock or changes in the articles of incorporation.

On February 17, 1994, the Company completed a private placement offering of 896,523 shares of its common stock. The stock was sold to unrelated investors at $4.46 per share. The net proceeds of $3,998,493 were used to partially repay the $4,000,000 promissory note owed to Comtrad.

In 1994, Claudio Osorio, CHI, and Alvin Perlman entered into an option agreement. The option agreement grants to CHI and Mr. Osorio an option until June 30, 1996, subsequently extended to June 1997, to purchase all shares of the Company's common stock and CHI common stock held by Mr. Perlman for $15 million less any amounts realized by Mr. Perlman on sales of CHS shares he owns. The current option price is approximately $10 million. For the month of July 1997, Mr. Perlman has an option to put all shares of the Company's common stock and the CHI common stock held by him to Mr. Osorio for $15 million less any amounts realized by Mr. Perlman on sales of CHS shares he owns , and CHI has guaranteed Mr. Osorio's performance if the put option is exercised. The payment obligations of CHI under the option agreement, should they arise, are secured by 727,097 shares of the Company's common stock held by CHI.

In August 1994, a Stock Incentive Plan was adopted by the Company's Board of Directors and subsequently approved by the Company's shareholders in June 1995. The maximum number of shares issuable under the Plan was 497,000. In September 1995, the Board of Directors and subsequently the shareholders approved the issuance of an additional 150,000 shares under the plan. In December 1996, the Board of Directors approved, subject to approval by the Company's shareholders, the issuance of an additional 600,000 shares under the plan. Certain of the grants (423,000 at December 31, 1996) are intended to qualify as incentive stock options and the remaining are non-qualified options. All options were issued with an exercise price equal to the market price and have a life of 10 years. Vesting periods are generally 25% a year for four years.

In June 1996, the Board of Directors approved, subject to approval by the Company's shareholders the 1996 Chief Executive Officer Option Plan. The Plan provides for options covering up to 500,000 shares of CHS stock to be issued to the CEO upon the approval by the Board of Directors of a qualifying acquisition, as defined or of any acquisition if recommended by the Compensation Committee and approved by the Board. A qualifying acquisition is one where greater than 50% of the purchase price is comprised of common stock calculated by an earn out formula. The options are to be granted at market value and vest based on the earnings of the acquired company. In 1996, 432,794 options were granted under this plan.

In December 1994, when the estimated fair value was $6.00, the Board granted the Company's Chief Executive Officer non-qualified options to purchase 56,080 shares for which the exercise price is $1.00 per share. The vesting period is two years and the options expire in ten years. The compensation element of $280,400 was considered applicable to this individual's year of service beginning July 1, 1994 and the full amount has been amortized to compensation expense in the accompanying financial statements.

The Company accounts for its stock options under APB 25. No compensation cost has been recognized as the exercise price of such options do not exceed the fair value of the underlying stock at the date of grant. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), the Company's net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                 1995          1996
                                                 ----          ----

  Net earnings                  As reported   $4,305,000    $12,166,000
                                Pro forma      4,241,000     11,777,000

  Primary earnings per share    As reported   $      .59    $      1.16
                                Pro forma            .58           1.13

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively; dividend yield of 0% for each year; expected volatility of 70% in each year; risk-free interest rates of 5.81% in 1995 and 6.06 % in 1996; and expected lives of 4.5 years for each year.

A summary of the status of the Company's stock option plans as of December 31, 1994, 1995, and 1996, and changes during the years ending on those dates is presented below.

                                                1994                     1995                    1996
                                          --------------------     --------------------    ---------------------
                                                      WEIGHTED                 WEIGHTED                 WEIGHTED
                                                       AVERAGE                 AVERAGE                   AVERAGE
                                                      EXERCISE                 EXERCISE                 EXERCISE
                                           SHARES      PRICE       SHARES        PRICE       SHARES       PRICE
                                          -------     --------     -------     --------    ---------    ---------
Outstanding at beginning of year             --           --       402,005     $   5.30      564,088    $   6.90
Granted                                   422,005     $   5.34     223,000         9.58    1,055,813       14.63
Exercised                                    --           --          --           --        (41,074)       6.86
Cancelled                                 (20,000)        6.00     (60,917)        6.16      (35,961)      15.42
                                          -------                  -------                 ---------    --------
Outstanding at end of year                402,005         5.30     564,088         6.90    1,542,866       12.02
                                          =======                  =======                 =========    ========
Options exercisable at year end              --           --       138,855     $   4.99      515,628    $   8.90
Weighted - average fair value of
options granted during the year                            N/A                      N/A                 $   8.83

The following information applies to options outstanding at December 31, 1996:

  Number outstanding                             1,542,866
  Range of exercise prices                     $6.00-18.63
  Weighted-average exercise price                   $12.02
  Weighted-average remaining contractual life    9.2 years

NOTE K - SEGMENT INFORMATION

The Company's operations involve a single industry segment distribution of microcomputer equipment and software products. The geographic areas in which the Company operates are Western Europe, Eastern Europe and Latin America. Net sales, operating income (before interest and income taxes) and identifiable assets by geographical area were as follows (in thousands):

                      WESTERN     EASTERN       LATIN
                       EUROPE     EUROPE       AMERICA     ELIMINATIONS    CONSOLIDATED
                     ---------    -------     --------     ------------    ------------
1994
----
Net sales            $ 287,244    $ 6,559     $ 65,366       $    -        $  359,169
                                                                           ==========
Operating income         1,809         43        2,004            -             3,856
Corporate expenses                                                               (468)
                                                                           ----------
                                                                                3,388
                                                                           ==========
Identifiable assets    110,457      4,868       49,433         (419)          164,339
Corporate assets                                                                  129
                                                                           ----------
                                                                           $  164,468
                                                                           ==========
1995
----
Net sales            $ 542,438    $65,320     $328,945       $    -        $  936,703
                                                                           ==========
Operating income         7,358        252        3,934            -            11,544
Corporate expenses                                                               (745)
                                                                           ----------
                                                                               10,799
                                                                           ==========
Identifiable assets    169,442     33,283       85,409      (22,677)          265,457
Corporate assets                                                                  347
                                                                           ----------
                                                                           $  265,804
                                                                           ==========
1996
----
Net sales           $1,063,997   $215,518     $576,025            -        $1,855,540
                                                                           ==========
Operating income         9,559     11,440       10,663            -            31,662
Corporate expenses                                                             (2,789)
                                                                           ----------
                                                                               28,873
                                                                           ==========
Identifiable assets    528,568    110,656      207,734            -           846,958
Corporate assets                                                               14,991
                                                                           ----------
                                                                           $  861,949
                                                                           ==========

NOTE L - SUBSEQUENT EVENTS

In December 1996 the Company signed a definitive agreement to purchase Frank & Walter GmbH, a privately held company in Germany in the same business as the Company. The agreement is subject to obtaining governmental anti-trust approvals (which has been done) and certain other provisions. The transaction is expected to close in March 1997 but be effective January, 1997. The purchase price is 2.2 million unregistered shares of common stock. The transaction is expected to be accounted for as a purchase. For 1996, Frank & Walter had net sales of $686 million, operating income of $10.8 million and pretax income of $6.3 million (unaudited information)

In January 1997 the Board of Directors approved, subject to approval by the Company's shareholders, the Directors and Officers 1997 Stock Option Plan. Under the plan 600,000 options will be available for grant to senior officers and directors. All options will be granted at market value and have specific vesting periods, generally pro rata over 3 years. Through March 1997, 540,000 options were granted under this plan.

NOTE M - SUMMARIZED QUARTERLY FINANCIAL DATA FOR 1995 AND 1996 (unaudited)

             (in thousands, except for per share information)

                            Q1         Q2          Q3        Q4       YEAR
                         ------------------------------------------------------
1995
----
Net sales                $207,419  $172,744   $239,074   $317,466    $936,703
Gross profit               14,910    13,400     17,425     22,252      67,987
Net earnings                1,667       950      1,163        525       4,305
Net earnings per share        .24       .14        .16        .07         .59

1996
----
Net sales                $302,995  $316,506   $376,209   $859,830  $1,855,540
Gross profit               22,542    23,764     27,109     57,693     131,108
Net earnings                1,988     1,726      2,325      6,127      12,166
Net earnings per share        .25       .21        .19        .48(A)     1.16

(A) Results for the fourth quarter 1996 include a restructuring charge of $1.4 million ($1.1 million or $.11 per share after tax) for costs incurred by the Company to implement consolidation of its operations with acquired operations from Merisel.

                               INDEX TO EXHIBITS

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER        DESCRIPTION                                                        PAGE
-------       -----------                                                    ------------
 10.34        Second Amendment to Purchase Agreement by and among CHS
              Electronics, Inc. as Buyer and Merisel, Inc. and Merisel Europe,
              Inc. as Sellers dated as of December 27, 1996 (5)
 10.35        Settlement Agreement and Release by and among CHS Electronics,
              Inc. as Buyer and Merisel, Inc. and Merisel Europe, Inc. as
              Sellers dated February 13, 1997 (5)
 10.36        Agreement as of October 31, 1996 between CHS Electronics, Inc. and
              Comtrad, Inc. (5)
 10.37        Stock Exchange Agreement dated December 19, 1996 between CHS
              Electronics, Inc. and Frank & Walter Computer GmbH (5)
 21           Subsidiaries of the Company (5)
 23.1         Consent of Independent Certified Public Accountants(5)
 27.1         Financial Data Schedule(5)
