Form 10-K/A
period 1996-12-31
CHS ELECTRONICS INC
filed 1997-04-29
CIK 924374

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               [X] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the high and low sales prices in the Nasdaq National Market on March 26, 1997, was approximately $153,876,780. As of March 26, 1997, the registrant had outstanding 14,690,010 shares of Common Stock, par value $0.001.
================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         (a)      Directors of CHS Electronics, Inc. (the "Company" or "CHS").

       The following table sets forth certain information as to the persons nominated for election as directors at the Company's pending 1997 Annual Meeting of Shareholders.


         NAME                 AGE                                   POSITION
----------------------     -----------      -----------------------------------------------------
Claudio Osorio                 37           Chairman of the Board, President, and Chief Executive
                                            Officer

Alvin Perlman                  70           Executive Vice President - South American Region and
                                            Director

Carsten Frank                  34           Executive Vice President - European Region

Antonio Boccalandro            30           Chief Officer of Mergers and Acquisitions,
                                            Secretary and Director

Zbynek Kraus                   44           Manager - Czech Republic Operations and Director

Otto Gerlach                   70           Director

Donald D. Winstead             59           Director

       CLAUDIO OSORIO (full name - Claudio Eleazar Osorio Rodriguez), the founder of the Company's current business and operations, has served as the President, Chief Executive Officer, and a Director of the Company since 1993. Mr. Osorio has served as president of Comtrad since 1988. Mr. Osorio is a director of Comtrad and the president and a director of CHI.

       ALVIN PERLMAN has been a Director and the Executive Vice President and Chief Operating Officer, South American Region, of the Company since 1994. He has served for the past five years as the chief executive officer of Zemex Electronics International, Inc., d/b/a CHS Promark, and was the sole owner of CHS Promark prior to its acquisition by the Company in June 1994. Mr. Perlman has also served as a director of CHI since November 1994.

       CARSTEN FRANK has been Executive Vice President - European Region of the Company since January 1997. Mr. Frank founded Frank & Walter Computer GmbH ("Frank & Walter") in 1988 and has served as such company's Managing Director since its formation.

       ANTONIO BOCCALANDRO has been a Director and Secretary of the Company since 1993 and Chief Officer of Mergers and Acquisitions since January 1, 1997. He was Treasurer of the Company from 1994 to June 1995. He has also been employed in various capacities by Comtrad since 1988. Mr. Boccalandro became a director of Comtrad in 1990 and he has been a director of CHI since June 1994.

       ZBYNEK KRAUS has been a Director since March 1996 and the Vice President
- East European Region of the Company since January 1996. He was an owner and from 1990 to 1993 the sales director and thereafter, the general manager of the Czech Republic operations which were acquired by the Company.

       OTTO GERLACH has been a Director of the company since August 1994 and is a principal owner and has served for over five years as the president of Larco, C.A., a privately-owned wholesale import/export and manufacturing company based in Caracas, Venezuela.

       DONALD D. WINSTEAD has been a Director of the company since December 1993 and has been self-employed as a business consultant since June 1991. In connection with his consulting activities he has served since October 1993, as the chief executive officer and a director of Medical Resource Group Inc., a closely-held Nevada corporation engaged in the business of medical equipment leasing and rental. For over three years prior to June 1991, Mr. Winstead was the chairman of the board and chief executive officer of Netcor Inc., a company engaged in the manufacture and sale of communications equipment.

       The term of office of each director of the Company ends at the next annual meeting of the Company's shareholders or when his successor is elected and qualified. Officers of the Company serve at the discretion of the Board, subject to the terms of any employment agreements with the Company. See "--Employment Arrangements." There are no family relationships among any of the Company's executive officers and directors. On March 20, 1997, Carsten Frank, the sole owner of Frank & Walter, sold and transferred to the Company all (100%) of his interest in Frank & Walter pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated December 19, 1996. In connection with the Exchange Agreement, Comtrad and CHI have agreed to vote their shares of Common Stock in favor of Mr. Frank's election to the Board at the Company's pending 1997 Annual Meeting of Shareholders.

       Directors who are employees of the Company do not receive fees for their service as directors. All of the Company's non-employee directors receive $250 for attendance at each Board meeting and are reimbursed for travel expenses incurred to attend such meetings. No separate payment is made for attending committee meetings.

       During fiscal year 1996, the Board held nine meetings. No director attended fewer than 75% of such meetings of the Board or any committee thereof during the period of such director's service.

       The Company has an Audit Committee and a Compensation Committee. The Audit Committee, composed of Messrs. Gerlach and Winstead, is responsible for reviewing and making recommendations regarding the Company's employment of independent auditors, the annual audit of the Company's financial statements and the Company's internal accounting practices and policies. The Compensation Committee, composed of Messrs. Gerlach and Winstead, is responsible for making recommendations to the Board regarding compensation arrangements for senior management, recommendations concerning the adoption of any compensation plans in which management is eligible to participate and grants of stock options or other benefits under such plans.

       The Company does not have a Nominating Committee.

         (b)      Executive Officers of the Company.

                  The executive officers of the Company, as well as certain key employees, and their ages as of April 25, 1997, are as follows:

               NAME                         AGE                                   POSITION
------------------------------------     -----------      ----------------------------------------------------
Claudio Osorio(1)                            37           Chairman of the Board, Chief Executive Officer and
                                                          President

Alvin Perlman(1)                             70           Executive Vice President - South American Region and
                                                          Director

Carsten Frank(1)                             34           Executive Vice President - European Region

Craig Toll                                   49           Chief Financial Officer and Treasurer

Antonio Boccalandro(1)                       30           Secretary and Director

Pasquale Giordano(2)                         49           Chief Operating Officer - Europe Region

Clifford Dyer(2)                             59           Chief Operating Officer - South American Region

--------------------
(1)     Such executive officer's biography is set forth in Item 10(a) above.
(2)     Each of these persons is a significant employee, but not an executive officer of the Company.

         CRAIG TOLL has been the Chief Financial Officer of the Company since July 1994 and its Treasurer since June 1995. Mr Toll was self-employed as a consultant to CHS Promark from April 1994 to July 1994. For over five years prior to April 1994, Mr. Toll was a partner in the accounting firm of Deloitte & Touche LLP.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

       To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been met except for Messrs. Perlman, Osorio, Comtrad Holdings, Inc. and Comtrad, who each filed a late report documenting certain share transactions.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth the compensation paid during the years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and each of the other executive officers of the Company whose total 1996 salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                              LONG-TERM
                                                ANNUAL COMPENSATION          COMPENSATION
                                              -------------------------  ---------------------
                                                                              SECURITIES
                                                                              UNDERLYING             ALL OTHER
   NAME AND PRINCIPAL POSITION       YEAR      SALARY($)     BONUS($)      OPTIONS/SARS (#)       COMPENSATION($)
----------------------------------  --------  ------------  -----------  ---------------------  --------------------
Claudio Osorio,                      1996         350,000      324,375            432,794               50,000
Chief Executive Officer and          1995         366,402          -0-                -0-              139,240
President                            1994          82,126          -0-             56,080              140,200

Alvin Perlman,                       1996         345,666      150,000                -0-                  -0-
Executive Vice President - South     1995         500,000          -0-                -0-                1,000
American Region                      1994         248,726          -0-                -0-                  -0-

Craig Toll,                          1996         191,567       75,000             20,000                  -0-
Chief Financial Officer and          1995         110,000          -0-                -0-                  -0-
Treasurer                            1994          55,000          -0-             87,500                  -0-

Antonio Boccalandro                  1996         101,690          -0-                -0-                  -0-
Chief Officer of Mergers and         1995             -0-          -0-              3,750                1,000
Acquisitions and Secretary           1994             -0-          -0-                -0-                  -0-

       EMPLOYMENT ARRANGEMENTS

       In August 1994, the Board approved a compensation arrangement for Claudio Osorio, the Chief Executive Officer and President of the Company, pursuant to which he was entitled to receive an annual salary of $219,600, in addition to annual stock awards with a total value of $280,400, for the year ended June 1995. The stock awards may have been made in any one or a combination of Company stock, stock options, stock appreciation rights, or phantom stock grants, as determined by agreement between the Compensation Committee and Mr. Osorio, subject to the approval of the Board. Mr. Osorio was also entitled to participate in any group or employee benefit or insurance plans. In June 1995, the Board approved a compensation arrangement for Mr. Osorio whereby he became entitled to an annual salary and bonus of $500,000, excluding option grants, for the year ended June 1996. Mr. Osorio's aforementioned employment arrangement has been modified as set forth below.

       In August 1994, the Board approved an employment arrangement for Craig Toll, the Chief Financial Officer of the Company, pursuant to which he was entitled to receive an annual salary of $110,000 for the year ended June 1995. Mr. Toll was also granted certain options to purchase Common Stock. Mr. Toll was also entitled to participate in any group or employee benefit or insurance plans. In June 1995, the Board approved a compensation arrangement for Mr. Toll whereby he was entitled to an annual salary of $150,000 for the year ended June 1996 (Mr. Toll earned $55,000 for the first six months of the contract year and $95,000 for the second six months of such contract year). Mr. Toll's aforementioned employment arrangement has been modified as set forth below.

         The Company has entered into three-year employment agreements with Messrs. Osorio and Toll which supersede the above-described employment arrangements. Mr. Osorio's agreement was effective January 1, 1996 and Mr. Toll's agreement was effective July 1, 1996. The agreements for Messrs. Osorio and Toll provide for annual salaries of $350,000 and $200,000, respectively, and in the case of Mr. Osorio, requires him to devote substantially all of his time and attention to the business and affairs of the Company, and, in the case of Mr. Toll, requires him to devote his full time and attention to the business and affairs of the Company. Mr. Osorio's agreement also provides for a minimum bonus of $150,000 per year. The agreements also provide that upon termination of employment without "cause" or termination by the executive for "good reason" (which includes a change of control of the Company), the executive is entitled to receive, in addition to all accrued or earned but unpaid salary, bonus or benefits, an amount equal to two and one-half times base salary paid to the executive during the last full year prior to termination of employment, together with an amount equal to the bonus paid to the executive in the prior year multiplied by a fraction, the numerator of which is the number of days elapsed in the then current year through termination and the denominator of which is
365. The agreements also provide that the executive will not compete with the Company during his employment and for two years thereafter unless the Company terminates the executive without "cause" or the executive terminates his employment for "good reason."

         Under the terms of the Company's employment agreement with Alvin Perlman dated June 30, 1994, Mr. Perlman is employed as an Executive Vice President - South American region of the Company, and Chief Executive Officer and Chairman of the Board of CHS Latin America. The term of the agreement is five years. Mr. Perlman receives an annual salary of $500,000 and other benefits commensurate with his position, and is entitled to participate in any group or employee benefit or insurance plans. Upon termination of Mr. Perlman's employment as a result of death or disability, he (or his estate) receives 50% of his compensation for the balance of the term of the agreement. Mr. Perlman may terminate the agreement upon a change in more than 50% of the ownership of CHS Promark in which case he is to receive his full compensation for the balance of the term of the agreement. Under the agreement, Mr. Perlman is prohibited from competing with the Company for two years in the Western Hemisphere.

         On March 22, 1996, the Board of the Company adopted an Executive Bonus Plan for 1996 and subsequent years.

       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The members of the Compensation Committee during 1996 were Donald D. Winstead and Otto Gerlach. Neither of these persons has previously served as an officer or employee of the Company or any of its subsidiaries.

       Mr. Winstead provided consulting services to the Company for a fee of $4,000 per month, which resulted in payments of $48,000 to Mr. Winstead in 1996.

       Otto Gerlach holds, indirectly, 11.8% of the outstanding Common Shares of CHI and 16.7% of the shares of Class A common stock of CHI which, subject to the claims of certain creditors, have a liquidation preference on the 965,000 shares of Company stock owned by Comtrad. In the past, the Company has engaged in numerous transactions with Comtrad. See "Certain Transactions."

OPTION GRANTS DURING 1996

         The following table sets forth certain information concerning grants of stock options made during 1996 to each of the Named Executive Officers. The Company did not grant any stock appreciation rights in 1996.

                        INDIVIDUAL OPTION GRANTS IN 1996
--------------------------------------------------------------------------------------------------------------------
                                   SHARES OF
                                    COMMON
                                     STOCK                                           % OF TOTAL
                                  UNDERLYING                                           GRANTED       ALTERNATIVE
                                    OPTIONS           OPTION         EXPIRATION          TO           GRANT DATE
             NAME                   GRANTED          PRICE($)           DATE          EMPLOYEES      VALUE(1)($)
------------------------------- ---------------- ----------------- ---------------- -------------- -----------------
Claudio Osorio                     304,969            12.63            9/17/06          28.9            2,342,162
                                    35,621            15.88            10/6/06           3.4              346,537
                                    92,204            18.63           12/20/06           8.7            1,036,373

Alvin Perlman                           --               --                 --            --                   --

Craig Toll                          20,000            15.88           12/05/06           1.9              191,200

Antonio Boccalandro                     --               --                 --            --                   --

-------------------------
*Less than 1%

(1) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The estimated values under that model are based on certain assumptions as to variables such as interest rates, stock price volatility and future dividend yields. The actual value, if any, that an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

AGGREGATED OPTION EXERCISES IN 1996 AND YEAR END OPTION VALUES

       The following table sets forth information with respect to (i) the number of unexercised options held by the Named Executive Officers as of December 31, 1996 and (ii) the value as of December 31, 1996 of unexercised in-the-money options. No options were exercised by any of the Named Executive Officers in 1996.

                                        NUMBER OF SECURITIES                          VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED OPTIONS                     IN-THE-MONEY OPTIONS
                                        AT DECEMBER 31, 1996                      AT DECEMBER 31, 1996 ($)(1)
                             --------------------------------------------    ---------------------------------------
                                 EXERCISABLE           UNEXERCISABLE             EXERCISABLE        UNEXERCISABLE
                             --------------------  ----------------------    --------------------  -----------------
Claudio Osorio                       273,079                215,795               1,879,701             439,773
Alvin Perlman                             --                     --                      --                  --
Craig Toll                            87,500                 20,000                 973,438              24,900
Antonio Boccalandro                       --                  2,812                   7,621              22,848

--------------------
(1) Market value of shares covered by in-the-money options on December 31, 1996, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

                          COMPENSATION COMMITTEE REPORT

COMPENSATION COMMITTEE ROLE

         The Compensation Committee of the Board is responsible for making recommendations to the Board concerning the salaries of executive officers. The Compensation Committee is also responsible for overseeing other forms of compensation and benefits to other senior officers. The Compensation Committee's responsibilities include the review of salaries, benefits and other compensation of senior officers and making recommendations to the full Board with respect to these matters.

COMPENSATION POLICY

         The Company's executive compensation policy is designed to establish an appropriate relationship between executive pay and the Company's annual performance, its long-term growth objectives and its ability to attract and retain qualified executive officers. The Compensation Committee attempts to achieve these goals by integrating competitive annual base salaries with: (a) bonuses based on corporate performance and on the achievement of internal strategic objectives; and (b) stock options and awards through the Company's 1994 Plan or other plans, as appropriate. The Compensation Committee believes that cash compensation in the form of salary and bonus provides Company executives with short-term rewards for success in operations, and that long-term compensation through the award of stock options and other stock incentives encourages growth in management stock ownership, which in turn leads to the expansion of management's stake in the long-term performance and success of the Company. With regard to the Internal Revenue Code provision limiting the deductibility of compensation to certain executive officers in excess of $1 million, the Company intends to take all necessary steps to cause the compensation paid to its executive officers to be deductible by the Company.

BASE SALARY

         In 1996 the Compensation Committee approved, and ultimately the Board approved, compensation arrangements for Messrs. Osorio and Toll defining their base salary. Mr. Perlman's salary was based principally on a five-year employment agreement negotiated in connection with the acquisition by the Company of CHS Latin America (f/k/a CHS Promark) in June 1994. The base salaries of other senior officers were determined by Mr. Osorio, with respect to the Company's subsidiaries in Europe, and by Mr. Perlman, with respect to CHS Latin America, with Mr. Osorio providing a review of these base salary amounts.

BONUSES

         In 1996, Messrs. Osorio and Perlman were subject to bonus compensation pursuant to a Company bonus plan and Mr. Toll was subject to a bonus award at the discretion of the Compensation Committee. In addition, certain senior officers and managers of subsidiaries were subject to bonus compensation based on achieving certain operating goals specific to their area of responsibility. The plan provides for bonuses based on performance of the Company against established targets, taking into account the operating responsibilities of each of these individuals.

STOCK OPTION AWARDS

         The Company's 1994 Incentive Stock Option Plan, Directors and Officers 1997 Stock Option Plan and 1997 Chief Executive Officer Stock Option (collectively such plans are referred to herein as the "Company Option Plans") are designed to align directors', officers' and shareholders' interests in the enhancement of shareholder value. Stock options and other equity based awards are granted under the Company Option Plans by the disinterested members of the Board. The Compensation Committee strongly believes that the interest of the directors, officers and shareholders become more closely aligned when such directors and officers of the Company are provided an opportunity to acquire a proprietary interest in the Company through ownership of the Company's Common Stock. Accordingly, key employees of the Company, including directors and officers, as part of their overall compensation package, are eligible for participation in certain of the Company Option Plans. Because no benefit is received unless the Company's stock price performs favorably, awards under the Company Option Plans are intended to provide incentives for directors and officers to enhance long-term Company performance, as reflected in stock price appreciation, thereby increasing shareholder value. The Compensation Committee believes that stock option awards are rewards for past services and the incentive for continued growth. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         The Compensation Committee considered a number of factors in determining the compensation to be paid to the Company's Chief Executive Officer, including levels generally paid to executives in the Company's industry, the Company's performance to date, the Chief Executive officer's contribution to the Company's development and the Company's short- and long-term prospects.

                                                 COMPENSATION COMMITTEE

                                                 Otto Gerlach
                                                 Don Winstead

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 25, 1997 concerning the beneficial ownership of the Common Stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group.

                                       NUMBER OF SHARES         PERCENT
NAME OF BENEFICIAL OWNER(1)(2)(3)     BENEFICIALLY OWNED       OF SHARES
-----------------------------------    -----------------     --------------

Claudio Osorio(4)                          3,990,321              26.7%

Alvin Perlman(4)                           3,990,321              26.7%

Comtrad, Inc.(4),(10)                      3,990,321              26.7%

Comtrad Holdings, Inc.(4),(10)             3,990,321              26.7%

Carsten Frank                              2,200,000              15.0%

Antonio Boccalandro(5)                           938               *

Otto Gerlach(6)                                    0               *

Zbynek Kraus(7)                                    0               *

Donald D. Winstead(8)                         22,500               *

Craig Toll(9)                                 67,500               *

All officers and directors as a            6,281,259              42.0%
group (7 persons)

--------------------

* Less than 1%

(1) The address for each of the executive officers and directors is 2153 N.W. 86th Avenue, Miami, Florida 33122, except for Alvin Perlman which is 5771 Bridleway Circle, Boca Raton, Florida 33496.
(2)    Except as noted, all shares are held beneficially and of record.
(3) Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at May 31, 1996.
(4) Includes 367,029 shares held of record by Comtrad, Inc. ("Comtrad"), a wholly-owned subsidiary of Comtrad Holdings, Inc. ("CHI"), 3,169,500 shares held of record by CHI, 180,713 shares held of record by Penrose Trading Co. S.A. (a shareholder of CHI and of which Mr. Osorio has effective control) and currently exercisable options to purchase 273,079 shares held by Mr. Osorio. Claudio Osorio and Alvin Perlman together own and control a majority of the issued and outstanding capital stock of CHI, and Messrs. Osorio and Perlman have entered into an agreement pursuant to which they have agreed to vote their shares of CHI common stock together on certain matters submitted to the shareholders of CHI. Claudio Osorio, Alvin Perlman, CHI and Comtrad are parties to another agreement, in which they agree to vote all shares of the Common Stock they own or control, together on any matter submitted to the shareholders of the Company. In addition, Messrs. Osorio and Perlman and Comtrad are parties to an agreement which grants to Mr. Osorio and Comtrad, until June 30, 1997, the right to acquire all, but not less than all, of the shares of Common Stock of the Company and the shares of Comtrad Common Stock owned by Mr. Perlman. Mr. Perlman may reject all or a portion of such exercise; provided, however, that any shares as to which the option exercise is rejected are excluded from a right granted by the agreement to Mr. Perlman to put the referenced shares to Mr. Osorio. The put option may be exercised during the period beginning July 1 and ending July 31, 1997. Comtrad has guaranteed Mr. Osorio's obligations and has pledged 727,097 shares of Common Stock in connection therewith, which shares are included in the above aggregate ownership. Subject to the claims of certain creditors, the holders of CHI Class A common stock (which includes Penrose Trading Co. S.A.) have a liquidation preference on the 965,000 shares of Company Common Stock owned by Comtrad. Further, subject to the claims of certain creditors and subject to the rights of holders of CHI Class A common stock, the holders of CHI Class B common stock have a liquidation preference on 287,500 shares of Company Common Stock held by CHI or any subsidiary thereof. Based on the foregoing relationships and agreements, Claudio Osorio, Alvin Perlman, CHI, and Comtrad may be deemed to have shared voting and investment control over the above-indicated aggregate number of shares of Common Stock. Such shares exclude 100,000 shares of Common Stock which Comtrad is obligated to deliver to the sellers of three entities purchased by Comtrad and subsequently sold to the Company.
(5) Mr. Boccalandro holds currently exercisable options to purchase 938 shares of Common Stock. In addition, Mr. Boccalandro is a director of CHI, who serves at the discretion of the controlling shareholders of CHI, Messrs. Osorio and Perlman. Accordingly, Mr. Boccalandro disclaims any investment or voting control with respect to the Common Stock owned and controlled by CHI.
(6) Mr. Gerlach owns approximately 11.8% of the outstanding shares of CHI and 16.7% of the shares of Class A common stock of CHI which, subject to the claims of certain creditors, have a liquidation preference on the 965,000 shares of Common Stock owned by Comtrad. Mr. Gerlach disclaims beneficial ownership of the shares of Common Stock held by CHI and Comtrad.
(7) Mr. Kraus is a shareholder of Penrose Trading Co. S.A. which is a shareholder of CHI and the Company. Mr. Kraus disclaims beneficial ownership of the shares of the Company held by Penrose Trading Co. S.A. and CHI.
(8) Mr. Winstead is the holder of currently exercisable options to purchase 22,500 shares of Common Stock.
(9) Mr. Toll holds currently exercisable options to purchase a total of 47,500 shares of Common Stock.
(10) The address for Comtrad and CHI is P.O. Box 660708, Miami Springs, Florida 33266.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company acquired many of its subsidiaries from Comtrad, as depicted below. In certain cases, Comtrad organized the entities which were subsequently purchased by the Company. Comtrad has advised the Company that the entities purchased by it and subsequently sold to the Company were acquired from unrelated parties. The Company acquired Comtrad-owned entities after completing its own evaluations (which for significant acquisitions involved the consideration of a valuation report prepared by an independent third party), and the affirmative vote of an independent director of the Company. Comtrad also loaned funds to and borrowed funds from the Company during the years in which it was first developing its European and South American operations. The Company does not intend to purchase any operations from or enter into any new transactions with Comtrad in the future, including the borrowing or loaning of funds. Comtrad has agreed not to engage in businesses competitive with those of the Company.

                                                 CHS                COMTRAD              COMTRAD
 SUBSIDIARY(1)    CHS ACQUISITION DATE     PURCHASE PRICE       ACQUISITION DATE      PURCHASE PRICE
------------------------------------------------------------- ------------------------------------------
CHS Croatia            March 1996            $1,500,000          September 1994            $50,000
CHS Romania
CHS Bulgaria
CHS Baltic

CHS Slovakia           March 1996            $1,000,000           January 1994                    (2)

CHS Brazil             March 1996            $5,300,000          November 1994              52,632
                                                                                          Shares of
                                                                                          Comtrad(3)

---------------------
(1) The names set forth are those by which the Company commonly refers to its subsidiaries and are not necessarily the legal names of the entities.
(2) Comtrad purchased 65% of the equity interest for $3,200 and has purchased the remaining 35% by agreeing to deliver an as yet undetermined number of shares of Common Stock owned by Comtrad based upon the 1996 financial performance of CHS Slovakia.
(3) The Company believes that the aggregate value of the Comtrad shares was $762,000.

         At December 31, 1996, the Company carried a receivable from Comtrad in an amount of $3.2 million. This receivable is in the form of a promissory note which Comtrad has agreed to collateralize with 210,000 shares of Common Stock owned by Comtrad. The amount is due the earlier of a public offering by the company or 60 days after demand. Interest charged in 1996 to Comtrad by the Company was $86,000.

         Effective March 1996, the Company guaranteed the obligations of Comtrad arising under the Stock Purchase Agreement dated October 12, 1995 pursuant to which Comtrad acquired CHS Poland. Under such agreement, as amended, Comtrad is obligated to deliver shares of Common Stock as calculated pursuant to an earnout provision based on the 1996 calendar year earnings of CHS Poland. If Comtrad fails to deliver such shares, the Company has agreed to do so.

         The Company is a party to a separate consulting agreement with Donald
D. Winstead, a director of the Company. Under the terms of the agreement, Mr. Winstead provides management consulting and related services for a fee of $4,000 per month. Mr. Winstead received $48,000 under the arrangement in 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Act"), the Company has duly caused this Amendment Number 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHS ELECTRONICS, INC.

                                       By: /s/ CRAIG TOLL
                                           -------------------------------------
                                           Craig Toll
                                           Chief Financial Officer and Treasurer

Dated:    April 29, 1997