Form 10-Q
period 1997-03-31
CHS ELECTRONICS INC
filed 1997-05-15
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                       SHARES OF COMMON STOCK OUTSTANDING
                          AS OF MAY 8, 1997: 14,697,435

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS                       3

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS               4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW              5-6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        7-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9-13


                                    PART II.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           14


                              CHS ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                              MARCH 31          DECEMBER 31
                                                                                1997                 1996
                                                                            ----------          -----------
                                                                             (Unaudited)
                                     ASSETS

CURRENT ASSETS:
Cash                                                                           $32,699              $35,137
Accounts receivable:
Trade, less allowance for doubtful accounts
of $15,465 in 1997 and $14,830 in 1996                                         331,580              340,098
Affiliates                                                                       4,019                3,241
                                                                            ----------          -----------
                                                                               335,599              343,339
Inventories                                                                    349,246              321,770
Prepaids and other current assets                                               35,298               39,374
                                                                            ----------          -----------

TOTAL CURRENT ASSETS                                                           752,842              739,620

PROPERTY AND EQUIPMENT, NET                                                     36,706               30,947
COST IN EXCESS OF ASSETS ACQUIRED, NET                                         105,105               78,780
OTHER ASSETS                                                                     6,790               12,602
                                                                            ----------          -----------

                                                                              $901,443             $861,949
                                                                            ==========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                                 $172,497             $155,932
Accounts payable, trade                                                        434,713              452,569
Accrued liabilities                                                             60,365               44,873
Amounts due to sellers under acquisition agreements                             42,200               49,200
Income taxes payable                                                             3,577                5,120
Deferred income taxes                                                            2,485                  420
                                                                            ----------          -----------

TOTAL CURRENT LIABILITIES                                                      715,837              708,114

LONG TERM DEBT                                                                  51,017               45,327
MINORITY INTEREST                                                                4,150                3,975
SHAREHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares; 0 shares
issued and outstanding                                                             --                    --
Common stock, authorized 100,000,000 shares at $.001 par value;
14,692,760 and 12,400,384 shares issued and outstanding at
March 31, 1997 and December 31, 1996, respectively                                  15                   12
Additional paid-in capital                                                     120,380               92,850
Retained earnings                                                               23,435               16,724
Cumulative foreign currency translation adjustment                            (13,391)              (5,053)
                                                                            ----------          -----------

TOTAL SHAREHOLDERS' EQUITY                                                     130,439              104,533
                                                                            ----------          -----------

                                                                              $901,443             $861,949
                                                                            ==========          ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except share data)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                     (Unaudited)
                                             1997                    1996
                                          ----------            -----------

Net sales                                   $877,103               $302,995

Cost of goods sold                           814,640                280,453
                                          ----------            -----------

Gross profit                                  62,463                 22,542

Operating expenses                            47,838                 17,850
                                          ----------            -----------

Operating income                              14,625                  4,692

Other (income) expenses
Interest income                              (1,767)                  (614)
Interest expense                               6,616                  1,940
                                          ----------            -----------

                                               4,849                  1,326
                                          ----------            -----------

Earnings before income taxes and
minority interest in subsidiaries              9,776                  3,366

Income taxex                                   2,641                  1,059
Minority interest in subsidiaries                424                    319
                                          ----------            -----------

Net earnings                                  $6,711                 $1,988
                                          ==========            ===========

Net earnings per common share:
          Primary                               $.44                   $.25
                                          ----------            -----------

          Fully Diluted                         $.44                   $.24
                                          ----------            -----------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            1997          1996
                                                                                       ----------    ----------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net earnings                                                                               $6,711       $1,988
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization                                                               3,658          891
Minority interest in net earnings                                                             424          319

Changes in assets and liabilities excluding effects of acquisitions:
Accounts receivable-trade, net                                                             48,531        2,461
Acounts receivable-affiliates, net                                                          (778)       (1,631)
Inventories                                                                                17,155      (11,357)
Prepaids and other current assets                                                          23,305       (4,019)
Accounts payable                                                                         (94,381)        1,821
Accrued liabilities and income taxes                                                        3,420        1,545
                                                                                       ----------    ---------

Net cash provided by (used in) operating activities:                                        8,045       (7,982)

Cash flows from investing activities:
Purchase of fixed assets                                                                   (1,658)      (1,618)
Acquisitions, net of cash acquired                                                          2,800           --
                                                                                       ----------    ---------

Net cash provided by (used in) investing activities:                                        1,142       (1,618)

Cash flows from financing activities:
Net borrowings from (repayments to)  banks                                                (10,317)      11,657
Proceeds from exercising stock options                                                        605           --
                                                                                       ----------    ---------

Net cash provided by (used in) financing activities:                                       (9,712)      11,657

Effect of exchange rate changes on cash                                                    (1,913)        (228)
                                                                                       ----------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (2,438)       1,829

Cash and cash equivalents at beginning of period                                           35,137       11,171
                                                                                       ----------    ---------

Cash and cash equivalents at end of period                                                $32,699      $13,000
                                                                                       ==========    =========





                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (continued)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                            1997          1996
                                                                                       ----------    ----------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                                                   $7,251        $2,154
Income Taxes                                                                               $3,231          $291

Non cash investing and financing activities:

These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions.

The components of the transactions in each period are as follows:

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                            1997          1996
                                                                                       ----------    ----------


Fair value of assets acquired including cash acquired                                    $131,498        $7,284
Less: Common stock or other consideration issued                                           26,928         2,515

Liabilities assumed                                                                      $104,570         4,769




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

The condensed consolidated financial statements were prepared from the books and records of the Company without audit or verification. In the opinion of management, all adjustments, which are of a normal recurring nature, and necessary to present fairly the financial position, results of operations and cash flows for all the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full fiscal year. Sales in Europe in the first and fourth quarters of each year are typically higher than sales in the second and third quarters. In South America sales in the third and fourth quarters are typically higher than sales in the first and second quarters.

2.  ACQUISITIONS

Effective January 1, 1997 the Company acquired 100% of Frank & Walter GmbH, a distributor based in Germany, for 2,200,000 unregistered shares of common stock. The acquisition was recorded as a purchase. The amounts preliminarily allocated to assets and liabilities resulted in goodwill of $27.6 million. Such allocations are subject to adjustment based on the completion of an appraisal and management's plan to integrate the Company with its other operations in Germany.

In September 1996, the Company aquired seven companies comprising the European and Latin American businesses of a competitor, Merisel, Inc. The total consideration paid was approximately $148 million consisting of $30 million of cash and $118 million of debt assumed or refinanced. The Company financed the acquisition primarily through borrowing or factoring at each subsidiary acquired. The acquisition has been accounted for as a purchase. The cost of the acquisition has been allocated to the assets acquired based on their fair values. This resulted in approximately $10.5 million of goodwill.

In connection with this acquisition, the Company intends to consolidate former Merisel operations and CHS operations in the 5 countries where each had operations. Additionally, the Company intends to dispose of the former Merisel warehouse located in the Netherlands and has entered into a letter of intent to sell the warehouse. The consolidation of the operations in United Kingdom and France is complete and the remainder of the consolidations should be completed in 1997. The Company has accrued approximately $15 million for these activities, consisting of severence cost-$1 million, lease termination-$4.6 million, loss on sale in Netherlands warehouse-$6.4 million, writeoff of leasehold improvements and computer systems-$3 million. Through March 31, 1997, $2.6 million has been charged against this reserve, consisting principally of severance costs, lease termination costs and writeoffs of leasehold improvements.

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

In April 1996, the Company acquired 100% of an unaffiliated company in Switzerland for consideration based on the acquired company's results in 1996. The consideration was based on a multiple of 1996 net earnings but not less than $1.7 million. In October 1996, the agreement was modified to base the price on results through September 30, 1996. In the fourth quarter of 1996, 183,237 CHS shares were issued and goodwill of $870,000 was recorded.

In February 1996, the Company acquired 51% of an unaffiliated company in Hungary for consideration based on 51% of the book value of equity at December 31, 1996 plus a multiple of 51% of 1996 net earnings. Based on 1996 results the purchase price was fixed at $17.6 million resulting in goodwill of $15.8 million. As permitted by the agreement, the sellers have elected to receive the proceeds in cash rather than stock.

Presented below is pro forma operating data showing selected operating results as if the companies acquired in 1997 and 1996 were acquired on January 1, 1996. Pro forma adjustments were made to include goodwill amortization in the three month period ended March 31, 1996 based on 1996 actual results. Other pro forma adjustments were made to the results of operations acquired from Merisel to reduce expenses for parent company charges and European headquarter charges that were discountinued after the acquisition and for reduced interest rates after the acquisition. Pro forma net earnings per share is based on the net earnings divided by the actual weighted average number of shares plus contingent shares actually issued.

                              CHS ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.  ACQUISITIONS (CONTINUED)

                                           THREE MONTHS ENDED
                                                 MARCH 31,
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1997                       1996
                                   ----------                 ----------
Sales                               $877,103                   $917,864

Net Earnings                           6,711                      3,243

Net Earnings Per Share                  $.44                       $.32

The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1996 or of future results of the combined companies.

3.  NET EARNINGS PER SHARE

Net earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (common stock options) outstanding during the year, unless such inclusion is antidilutive. The weighted average number of shares was 15,343,087 and 7,862,349 for the three month periods ended March 31, 1997 and 1996. The weighted average number of shares used in the computation of fully diluted earnings per share was 15,423,433 and 8,183,391 for the three months ended March 31, 1997 and 1996, respectively.

4.  LONG TERM DEBT

The Company's long-term debt at March 31, 1997, consists principally of the amount due at that date $(41 million) under CHS Promark revolving credit agreement. Amounts outstanding are due October 1999. The agreement provides for advances and letters of credit based upon eligible accounts receivable and inventory up to a maximum of $60 million. Interest is at a variable market rate based on the prime rate of the lender or LIBOR, at borrower's option. CHS Promark's assets, including accounts receivable and inventory, are pledged as collateral. The agreement also limits the ability of CHS Promark to pay dividends to the Company to 50% of CHS Promark's net income.

5.  CONTINGENCIES

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

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. The acquisitions from unrelated parties for the past twelve months are shown below:

OPERATING                                                    CHS ACQUISITION
SUBSIDIARY                        SERVICE AREA               DATE
----------                        ------------               ---------------

CHS Frank & Walter                Germany                    January 1997
CHS Estonia                       Estonia                    January 1997
CHS Merisel UK                    UK                         September 1996
CHS Merisel France                France                     September 1996
CHS Merisel Switzerland           Switzerland                September 1996
CHS Merisel Germany               Germany                    September 1996
CHS Merisel Austria               Austria                    September 1996
CHS Merisel Latin America         Latin America              September 1996
CHS Merisel Mexico                Mexico                     September 1996
CHS Russia                        Russia                     June 1996
CHS Ecuador(3)                    Ecuador                    June 1996
CHS Switzerland                   Switzerland                April 1996
CHS Peru(2)                       Peru                       March 1996
CHS Hungary(1)                    Hungary                    February 1996

-----------
(1) The Company owns 51% of CHS Hungary.
(2) The Company owns 60% of CHS Peru.
(3) The Company owns 51% of CHS Ecuador.

In March, 1996 the Company made six acquisitions from a related party. These have been recorded in a manner similar to a pooling of interests and the operations of the acquired entities are included in the quarter ended March 31, 1996

RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

NET SALES. Net sales increased $574.1 million, or 189.5%, from $303.0 million in first quarter 1996 to $877.1 million in first quarter 1997 due to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, new subsidiaries having no first quarter 1996 operations contributed $307.4 million. Net sales of subsidiaries consolidated for both 1997 and 1996, excluding operations where CHS companies were integrated with operations acquired from Merisel, grew from $140.3 million to $184.3 million or 31.4%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the Company's subsidiaries to include a full range of products. A meaningful comparison is not possible in the case of countries in which CHS had a business which was integrated with an acquired Merisel business (UK, France, Germany, Switzerland and Latin America) because in such locations in 1997 the financial reporting and, to a great extent, operations have been combined.

GROSS PROFIT. Gross profit increased $39.9 million, or 177.1%, from $22.5 million in first quarter 1996 to $62.5 million in first quarter 1997 due principally to acquisitions and, to a lesser extent, internal growth. Newly acquired companies contributed $22.9 million of gross profit. Gross profit of subsidiaries consolidated for both 1997 and 1996, excluding operations where CHS companies were integrated with former Merisel operations, grew from $11.4 million to $14.8 million or 30.4%.

Gross margin decreased from 7.4% in first quarter 1996 to 7.1% in first quarter 1997. The decrease was due to lower gross margins from subsidiaries located in Eastern Europe and Latin America. The Company attributes the decrease in gross margin to competitive pressures in these regions, and the fact that the gross margin of the former Merisel companies acquired by the Company in Latin America has been generally lower than that of the Company. The gross margin was also negatively affected in the first quarter 1997 by lower gross margins from subsidiaries in UK and France acquired from Merisel, offset by increased gross margins in German operations. This increase in gross margins in Germany from those in the first quarter of 1996 is attributed to a wider product offering with better margins in the German operation acquired from Merisel, than the offering in the Company's German operations. The Company expects that overall gross margins may continue to decline in 1997 due to continued competitive pricing pressures across all regions.

OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 5.9% in the first quarter of 1996 to 5.5% in first quarter of 1997. The decline was due to efficiencies gained through increased volume, the cost savings of merging operations in England and France, and the Company's efforts to control costs. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net gain of $75,000 and $564,000 in first quarter of 1996 and 1997, respectively.

NET INTEREST EXPENSE. Net interest expense increased $3.5 million or 266% from $1.3 million in first quarter 1996 to $4.8 million in first quarter 1997 due to increased borrowings of the Company to support increased sales.

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest decreased from 31.5% in first quarter 1996 to 27.2% in first quarter 1997. This change is due to lower tax rates in certain countries, non-taxed income in some countries and, the use of net operating loss carry forwards offset, to some extent, by losses in subsidiaries with no tax benefit and non-deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1997 principally due to its ability to use remaining net operating loss carry forwards from certain subsidiaries.

Liquidity And Capital Resources

Net cash of $8.0 million was provided by operating activities in the three months ended March 31, 1997 and net cash of $8.0 million was used in operating activities in the three months ended March 31, 1996. In first quarter 1997, cash was generated due to decreases in receivables, inventory and other current assets offset by decreases in accounts payable. In the first quarter 1996, cash was used due principally due to increases in inventory, and other current assets offset by increases in accounts payable and other current liabilities. The factors in 1997 are consistent with a seasonal reduction in sales in first quarter 1997 compared to the fourth quarter of 1996. Net cash used in investing activities in 1997 and 1996 included approximately $1.6 million in each period related to fixed asset additions and $2.8 million provided in 1997, due principally to acquisitions. Net cash of $10.3 million was used in financing activities in first quarter 1997 and $11.7 million of cash was provided from financing activities in the first quarter 1996. The transactions in both years principally pertained to borrowing or repayments under financing arrangements.

On February 5, 1996, as amended, CHS Promark entered into a Loan and Security Agreement providing for revolving credit advances and the issuance of letters of credit against eligible accounts receivable and inventory up to a maximum of $60 million. Amounts outstanding bear interest, at the election of the borrower, at either a variable market rate based on the prime rate of the lender or LIBOR. The agreement limits the ability of CHS Promark to pay dividends to the Company to 50% of net income after taxes. The agreement matures in October, 1999 and is secured by a lien on essentially all of CHS Promark's assets. The agreement contains certain restrictive covenants. At December 31, 1996 CHS Promark was in violation of two covenants relating to limitations on transactions with affiliates and employee loans. These violations were waived until June 30, 1997. The Company expects to be in compliance with the covenants when the waiver period expires. The Company has guaranteed this indebtedness.

The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. As of March 31, 1997, the aggregate amount available under these agreements was $201 million and $169 million was then outstanding. Such agreements are usually for a term of one year and are secured by the receivables of the borrower. The weighted average interest rate at March 31, 1997 was 6.7%. The Company typically guarantees these loans.

The Company's principal need for additional cash in 1997 will be for the purchase of additional inventory to support growth and to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment and to pay amounts due to sellers of businesses. The Company is seeking additional cash for this purpose through its existing bank credit lines and through additional credit facilities, but management can give no assurance that financing will be available on terms acceptable to the Company. If for any reason this financing is not available, it could adversely affect the growth of the Company.

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

CURRENCY RISK MANAGEMENT

     FUNCTIONAL CURRENCY. The Company's functional currency, as defined by Statement of Financial Accounting Standards No. 52, is the United States Dollar. The local currencies of the countries where subsidiaries conduct operations are considered the functional currencies for such entities. Most of the Company's subsidiaries use the local currencies as their functional currency and translate assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the year. Translation effects are reflected in the cumulative foreign currency translation adjustment in equity. The Company's exposure under these translation rules, which is unhedged, may affect the carrying value of its foreign net assets and therefore its equity and net tangible book value, but not its net income or cash flow. Exchange differences arising from transactions and balances in currencies other than the functional currency are recorded as expense or income in the subsidiaries and the Company and affect the Statements of Earnings.

     HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the quarter ended March 31, 1997, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 87% of Company sales were made in currencies other than the United States dollar. The most significant currencies in which sales were made were the German mark (35% of sales), the French franc (10%) and the British pound (10%). At March 31, 1997, approximately $161 million of accounts payable were attributable to foreign currency liabilities denominated in other than the functional currency. Of these, 132 million was denominated in U.S. dollars and 22 million was denominated in German Marks. Approximately 60% of these liabilities were unhedged. The most significant unhedged amounts were recorded in Dutch Gilders (22 million), Czech Kruna (14 million) and Colombian pesos (9 million).

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

     Through both hedging activities coordinated by CHS Finance and local country activities in certain subsidiaries, the Company makes forward purchases of dollars in an attempt to hedge local European currencies and reduce exposure to fluctuations in exchange rates. Additionally, in certain countries in Eastern Europe and in South America where it is not practical to make forward purchases, to minimize exposure to currency devaluations, the Company has adopted a policy of attempting to match accounts receivable with accounts payable and to limit holdings of local currencies. In these countries, the Company attempts to sell products at the U.S. dollar equivalent rate. Factors which affect exchange rates are varied and no reliable prediction methods are available for determining the likely future exchange rates. In general, countries make an effort to maintain stability in rates for trade purposes. There can be no assurance that these asset management programs will be effective in limiting the Company's exposure to these risks.

New Accounting Pronouncement

The FASB has issued SFAS No.128, "Earnings per Share", and SFAS No. 129, "Disclosure of Information about Capital Structure", in February 1997.

SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No.128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier applications is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented. The Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historical reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval. Comments On "Forward-Looking" Information

This form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations of beliefs, including, but not limited to, statements concerning gross margins and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including changes in economic conditions, demand for the Company's products and changes in competitive environment.

PART II
ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K



1. On April 4, 1997, a report on Form 8-K was filed to report the acquisition of Frank & Walter GmbH.

2. On May 14 , 1997, a report on Form 8-K-A was filed to amend the report of the acquisition of seven operations which had been subsidiaries of Merisel, Inc.

3. On May 14, 1997, a report on Form 8-K was filed to amend the report on the acquisition of Frank & Walter GmbH.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS ELECTRONICS, INC.
(Registrant)
May 15, 1997                           BY /S/ ANTONIO BOCCALANDRO
                                          -----------------------------------
                                          ANTONIO BOCCALANDRO
                                          Secretary

May 15, 1997                           BY /S/ CRAIG S. TOLL
                                          -----------------------------------
                                          CRAIG S. TOLL
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                                INDEX TO EXHIBIT



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

27                       Financial Data Schedule