Form 10-Q
period 1997-06-30
CHS ELECTRONICS INC
filed 1997-08-14
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                       SHARES OF COMMON STOCK OUTSTANDING
                        AS OF AUGUST 13, 1997: 30,955,869

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS                    3

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS            4

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW           5-6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     7-8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9-12

                                    PART II.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                        13

                              CHS ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     JUNE 30,            DECEMBER 31,
                                                                                        1997                  1996
                                                                                        ----                  ----
                                                                                    (Unaudited)
                                         ASSETS
CURRENT ASSETS:
Cash                                                                                  $12,795                $35,137
Accounts receivable:
Trade, less allowance for doubtful accounts
of $15,142 in 1997 and $14,830 in 1996                                                340,646                340,098
Affiliates                                                                              4,356                  3,241
                                                                                        -----                  -----

                                                                                      345,002                343,339
Inventories                                                                           310,919                321,770
Prepaid expenses and other current assets                                              43,303                 39,374
                                                                                       ------                 ------

TOTAL CURRENT ASSETS                                                                  712,019                739,620

PROPERTY AND EQUIPMENT, NET                                                            42,918                 30,947
COST IN EXCESS OF ASSETS ACQUIRED, NET                                                 90,156                 78,780
OTHER ASSETS                                                                            7,023                 12,602
                                                                                        -----                 ------

                                                                                     $852,116               $861,949
                                                                                     ========               ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                                        $160,004               $155,932
Accounts payable, trade                                                               401,467                452,569
Accrued liabilities                                                                    48,582                 44,873
Amounts due to sellers under acquisition agreements                                    32,536                 49,200
Income taxes payable                                                                    5,994                  5,120
Deferred income taxes                                                                       -                    420
                                                                                            -                    ---

TOTAL CURRENT LIABILITIES                                                             648,583                708,114

LONG TERM DEBT                                                                         60,194                 45,327
MINORITY INTEREST                                                                       5,038                  3,975
SHAREHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares; 0 shares
issued and outstanding                                                                   --                      --
Common stock, authorized 100,000,000 shares at $.001 par value;
14,727,012 and 12,400,384 shares issued and outstanding at
June 30, 1997 and December 31, 1996, respectively                                          15                     12
Additional paid-in capital                                                            120,731                 92,850
Retained earnings                                                                      29,835                 16,724
Cumulative foreign currency translation adjustment                                    (12,280)                (5,053)
                                                                                      -------                -------

TOTAL SHAREHOLDERS' EQUITY                                                            138,301                104,533
                                                                                      -------                -------

                                                                                     $852,116               $861,949
                                                                                     ========               ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              CHS ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except share data)

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30,                               JUNE 30,
                                                                 (Unaudited)                            (Unaudited)
                                                   1997                  1996                  1997                  1996
                                                   ----                  ----                  ----                  ----
Net sales                                         $946,955              $316,506           $1,824,058              $619,501

Cost of goods sold                                 876,783               292,742            1,691,423               573,192
                                                   -------               -------            ---------               -------

Gross profit                                        70,172                23,764              132,635                46,309

Operating expenses                                  52,846                18,725              100,683                36,578
                                                    ------                ------              -------                ------

Operating income                                    17,326                 5,039               31,952                 9,731

Other (income) expenses
Interest income                                     (1,799)                 (863)              (3,567)               (1,476)
Interest expense                                     8,018                 2,564               14,634                 4,504
                                                     -----                 -----               ------                 -----

                                                     6,219                 1,701               11,067                 3,028
                                                     -----                 -----               ------                 -----

Earnings before income taxes and
minority interest in subsidiaries                   11,107                 3,338               20,885                 6,703

Income taxes                                         4,147                 1,090                6,790                 2,148
Minority interest in subsidiaries                      559                   522                  983                   840
                                                       ---                   ---                  ---                   ---

Net earnings                                        $6,401                $1,726              $13,111                $3,715
                                                    ======                ======              =======                ======

Net earnings per common share:
             Primary                                  $.41                  $.20                 $.85                  $.45
                                                      ----                  ----                 ----                  ----

             Fully Diluted                            $.40                  $.19                 $.83                  $.42
                                                      ----                  ----                 ----                  ----

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                                  SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                  1997           1996
                                                                                                  ----           ----
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net earnings                                                                                     $13,111       $3,715
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization                                                                      7,585        1,842
Minority interest in net earnings                                                                    983          840

Changes in assets and liabilities excluding effects of acquisitions:
Accounts receivable-trade, net                                                                    67,393       (2,089)
Accounts receivable-affiliates, net                                                               (1,115)         231
Inventories                                                                                       67,643      (17,768)
Prepaids and other current assets                                                                 20,594       (5,052)
Accounts payable                                                                                (153,860)     (31,827)
Accrued liabilities and income taxes                                                              (9,794)       5,641
                                                                                                  ------        -----

Net cash provided by (used in) operating activities:                                              12,540      (44,467)

Cash flows from investing activities:
Purchase of fixed assets                                                                          (9,348)      (3,358)
Acquisitions, net of cash acquired                                                                 1,641         (579)
                                                                                                   -----         ----

Net cash provided by (used in) investing activities:                                              (7,707)      (3,937)

Cash flows from financing activities:
Proceeds from public offering                                                                         --       50,632
Net borrowings from (repayments to banks)                                                        (25,049)       6,361
Proceeds from exercising stock options                                                               956           --
                                                                                                     ---           --

Net cash provided by (used in) financing activities:                                             (24,093)      56,993

Effect of exchange rate changes on cash                                                           (3,082)        (469)
                                                                                                  ------        -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (22,342)       8,120

Cash and cash equivalents at beginning of period                                                  35,137       11,171
                                                                                                  ------       ------

Cash and cash equivalents at end of period                                                       $12,795      $19,291
                                                                                                 =======      =======


                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (continued)

                                                                                                SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                  1997           1996
                                                                                                  ----           ----
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                                                         $13,363         $4,058
Income Taxes                                                                                     $ 7,288         $1,510

Non cash investing and financing activities:

These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions.

The components of the transactions in each period are as follows:

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                  1997           1996
                                                                                                  ----           ----
Fair value of assets acquired including cash acquired                                           $138,087         $7,284
Less: Common stock or other consideration issued                                                  28,378          2,515
                                                                                               ---------       --------

Liabilities assumed                                                                             $109,709         $4,769
                                                                                               =========       ========

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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results for the full fiscal year. Sales in Europe in the first and fourth quarters of each year are typically higher than sales in the second and third quarters. In South America sales in the third and fourth quarters are typically higher than sales in the first and second quarters.

2.    ACQUISITIONS

In the second quarter of 1997 the Company purchased three companies, principally under earn out arrangements. The acquisitions, which are being accounted for under the purchase method, are immaterial to the Company's results.

Effective January 1, 1997 the Company acquired 100% of Frank & Walter Computer GmbH, a distributor based in Germany, for 2,200,000 unregistered shares of common stock. The acquisition was recorded as a purchase. The amounts preliminarily allocated to assets and liabilities resulted in goodwill of $27.6 million. Such allocations were subject to adjustment based on the completion of an appraisal and management's plan to integrate the company with its other operations in Germany. In the second quarter of 1997 the appraisal was completed resulting in a reduction of goodwill of $.9 million.

In September 1996, the Company acquired seven companies comprising the European and Latin American businesses of a competitor, Merisel, Inc. The total consideration paid was approximately $148 million consisting of $30 million of cash and $118 million of debt assumed or refinanced. The Company financed the acquisition primarily through borrowing or factoring at each subsidiary acquired. The acquisition has been accounted for as a purchase. The cost of the acquisition has been allocated to the assets acquired based on their fair values. This resulted in approximately $10.5 million of goodwill. In the second quarter of 1997 certain reserves initially established were determined not to be required, resulting in a reduction of goodwill of $8.9 million.

The Company intends to consolidate former Merisel operations and CHS operations in the five countries where each had operations. The Company's original intention to dispose of the former Merisel warehouse located in the Netherlands is currently being reviewed as a result of a recent acquisition in which warehouse services are being provided in a similar geographical area. The consolidation of the operations in United Kingdom, France, Germany and Switzerland is complete and the remaining consolidation should be completed in the third quarter of 1997. The Company currently has approximately $9 million accrued for these activities. The reserve consists of severance cost-$1 million, lease termination-$4.6 million and writeoff of leasehold improvements and computer systems-$3.1 million. Through June 30, 1997, $5.0 million has been charged against this reserve, consisting principally of severance costs, lease termination costs and writeoffs of leasehold improvements.

In June 1996, the Company acquired 100% of an unaffiliated company in Russia for consideration based on a multiple of that company's net income in 1996. The acquisition was initially recorded at no consideration, which approximated the value of net assets acquired. Subsequently, the agreement was modified to measure the value of the Company based 50% on 1996 results and 50% on 1997 results. The 1996 portion is payable in cash and the 1997 portion is payable in cash or stock at the seller's option. In 1996, $20.6 million was recorded as purchase price and goodwill related to this acquisition.

In February 1996, the Company acquired 51% of an unaffiliated company in Hungary for consideration based on 51% of the book value of equity at December 31, 1996 plus a multiple of 51% of 1996 net earnings. Based on 1996 results the purchase price was fixed at $17.6 million resulting in goodwill of $15.8 million. The sellers have elected to receive the proceeds in cash rather than stock. In the second quarter of 1997 the agreement was modified to measure the value of the company based 75% on 1996 results and 25% on 1997 results. As a result, goodwill in the current quarter was reduced by $3.8 million.

Presented below is pro forma operating data showing selected operating results as if the significant companies acquired in 1997 and 1996 were acquired on January 1, 1996. Pro forma adjustments were made to include goodwill amortization in the six month period ended June 30, 1996 based on 1996 actual results. Other pro forma adjustments were made to the results of operations acquired from Merisel to reduce expenses for parent company charges and European headquarter charges that were discontinued after the acquisition and for reduced interest rates after the acquisition. Pro forma net earnings per share is based on the net earnings divided by the weighted average number of shares plus contingent shares actually issued.

                              CHS ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS (CONTINUED)

                                SIX MONTHS ENDED
                                    JUNE 30,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     1997               1996
                                     ----               ----
Sales                          $1,824,058         $1,718,594

Net Earnings                       13,111              6,671

Net Earnings Per Share               $.85               $.63

The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1996 or of future results of the combined companies.

3.  NET EARNINGS PER SHARE

Net earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (common stock options and warrants) outstanding during the year, unless such inclusion is antidilutive. The weighted average number of shares was 15,594,818 and 8,696,343 for the three month periods ended June 30, 1997 and 1996, respectively, and 15,468,952 and 8,277,012 for the six months periods ended June 30, 1997 and 1996. The weighted average number of shares used in the computation of fully diluted earnings per share was 16,066,423 and 9,277,348 for the three months ended June 30, 1997 and 1996, respectively, and 15,744,928 and 8,743,899 for the six month periods ended June 30, 1997 and 1996, respectively. The weighted average number of shares used in the computation of the fully diluted earnings per share assumes the contingent shares related to acquisitions were issued based on the acquisition formula applied to the earnings of the acquired company in the interim period.

4.  LONG TERM DEBT

The Company's long-term debt at June 30, 1997, consists principally of the amount due at that date ($47 million) under CHS Promark revolving credit agreement. Amounts outstanding are due October 1999. The agreement provides for advances and letters of credit based upon eligible accounts receivable and inventory up to a maximum of $60 million. Interest is at a variable market rate based on the prime rate of the lender or LIBOR, at borrower's option. CHS Promark's assets, including accounts receivable and inventory, are pledged as collateral. The agreement also limits the ability of CHS Promark to pay dividends to the Company to 50% of CHS Promark's net income.

5.  CONTINGENCIES

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company. The Company is undergoing a tax audit in Portugal where the tax authorities have preliminarily found a deficiency of approximately $3 million. The Company believes it has properly reported its income and paid taxes in Portugal and intends to contest the proposed adjustments vigorously. The Company has requested a re-audit, which has been granted, although no specific date is yet scheduled. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on the Company's financial position or results of operations.

6.    RELATED PARTY TRANSACTIONS

A member of the Board of Directors and shareholder of the Company also serves as a member of the Board of the Directors of a buying group which supplies product to the Company. During the six months period ended June 30, 1997, the Company received approximately $2.1 million net in vendor rebates from such buying group. At June 30, 1997, the Company had a balance due from the buying group of approximately $.7 million.

7.    SUBSEQUENT EVENTS

On July 26, 1997 the Company completed a public offering of 13,000,000 shares of common stock at a price of $31.75. Net proceeds were approximately $394 million. Additionally, on August 14, 1997, the underwriters closed on an overallotment option which increased net proceeds by $34.6 million and increased the number of common shares outstanding by approximately 1.1 million. Furthermore, on August 14, 1997, the President of the Company exercised stock options to purchase 272,779 shares of common stock. This produced proceeds to the Company of approximately $2.8 million.

In August 1997, the Company closed a purchase of Karma International S.A., a distributor of computer components in 18 countries in Europe, Asia, and the Middle East. The purchase price was $74 million (which was paid from the proceeds of the 1997 public offering) and 3.2 million shares of common stock. In the quarter ended March 31, 1997, Karma had net sales of $241 million and net earnings of $4.9 million.

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. The acquisitions from unrelated parties for the year ended June 30, 1997 are shown below:

OPERATING                                                                  CHS ACQUISITION
SUBSIDIARY                                SERVICE AREA                     DATE
----------                                ------------                     ----
CHS Dinexim                               Latin America                    May 1997
CHS Access and Agora                      Czech Republic                   May 1997
CHS International High Tech Marketing     Africa                           April 1997
CHS Frank & Walter(1)                     Germany                          March 1997
CHS Estonia                               Estonia                          January 1997
CHS Merisel UK                            UK                               September 1996
CHS Merisel France                        France                           September 1996
CHS Merisel Switzerland                   Switzerland                      September 1996
CHS Merisel Germany                       Germany                          September 1996
CHS Merisel Austria                       Austria                          September 1996
CHS Merisel Latin America                 Latin America                    September 1996
CHS Merisel Mexico                        Mexico                           September 1996

(1) The results of operations of Frank & Walter have been included as of January 1, 1997.

RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

NET SALES. Net sales increased $630.4 million, or 199.2%, from $316.5 million in second quarter 1996 to $947.0 million in second quarter 1997 due to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, new subsidiaries having no second quarter 1996 operations contributed $260.8 million. Net sales of subsidiaries consolidated for both 1997 and 1996 second quarters, excluding operations where CHS companies were integrated with operations acquired from Merisel, grew from $150.5 million to $224.1 million or 49.0%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the Company's subsidiaries to include a full range of products. A meaningful comparison is not possible in the case of countries in which CHS had a business which was integrated with an acquired Merisel business (UK, France, Germany, Switzerland and Latin America) because in such locations in 1997 the financial reporting and, to a great extent, operations have been combined.

GROSS PROFIT. Gross profit increased $46.4 million, or 195.3%, from $23.8 million in second quarter 1996 to $70.2 million in second quarter 1997 due principally to acquisitions and, to a lesser extent, internal growth. Newly acquired companies contributed $20.9 million of gross profit. Gross profit of subsidiaries consolidated for both 1997 and 1996 second quarters, excluding operations where CHS companies were integrated with former Merisel operations, grew from $13.8 million to $19.1 million or 38.2%.

Gross margin decreased from 7.5% in second quarter 1996 to 7.4% in second quarter 1997. The decrease was due to lower gross margins from subsidiaries located in Western Europe. The Company attributes the decrease in gross margin to competitive pressures in this region, and the fact that the gross margin of the former Merisel companies acquired by the Company has been generally lower than that of the Company. The Company expects that overall gross margins may continue to decline in 1997 due to continued competitive pricing pressures across all regions.

OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 5.9% in the second quarter of 1996 to 5.6% in second quarter of 1997. The decline was due to efficiencies gained through increased volume and the Company's efforts to control costs.

NET INTEREST EXPENSE. Net interest expense increased $4.5 million from $1.7 million in second quarter 1996 to $6.2 million in second quarter 1997 due to increased borrowings of the Company to support increased sales.

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest increased from 32.6% in second quarter 1996 to 37.3% in second quarter 1997. This change is principally due to realizing a greater percentage of the quarter's income in jurisdictions with high effective income tax rates as compared to the previous year's quarter, as well as incurring losses in subsidiaries for which no benefit could be recorded. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1997 principally due to its ability to use remaining net operating loss carry forwards from certain subsidiaries.

SIX MONTHS 1997 COMPARED TO SIX MONTHS 1996

NET SALES. Net sales increased $1,204.6 million, or 194.4%, from $619.5 million in the first six months of 1996 to $1,824.1 million in the first six months of 1997 due to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, new subsidiaries having no1996 sales contributed $526.1 million. Net sales of subsidiaries consolidated for both 1997 and 1996, excluding operations where CHS companies were integrated with operations acquired from Merisel, grew from $290.7 million to $407.3 million or 40.1%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the Company's subsidiaries to include a full range of products. A meaningful comparison is not possible in the case of countries in which CHS had a business which was integrated with an acquired Merisel business (UK, France, Germany, Switzerland and Latin America) because in such locations in 1997 the financial reporting and, to a great extent, operations have been combined.

GROSS PROFIT. Gross profit increased $86.3 million, or 186.4%, from $46.3 million in the first six months of 1996 to $132.6 million in the first six months of 1997 due principally to acquisitions and, to a lesser extent, internal growth. Newly acquired companies contributed $40.8 million of gross profit. Gross profit of subsidiaries consolidated for both 1997 and 1996, excluding operations where CHS companies were integrated with former Merisel operations, grew from $25.2 million to $33.8 million or 34.4%.

Gross margin decreased from 7.5% in the first six months of 1996 to 7.3% in the first six months of 1997. The decrease was due to lower gross margins from subsidiaries located in Eastern Europe and Latin America. The Company attributes the decrease in gross margin to competitive pressures in these regions, and the fact that the gross margin of the former Merisel companies acquired by the Company have been generally lower than that of the Company. The Company expects that overall gross margins may continue to decline in 1997 due to continued competitive pricing pressures across all regions.

OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 5.9% in the first six months of 1996 to 5.5% in the first six months of 1997. The decline was due to efficiencies gained through increased volume and the Company's efforts to control costs. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net loss (gain) of $137,000 and ($955,000) in the first six months of 1996 and 1997, respectively.

NET INTEREST EXPENSE. Net interest expense increased $8.0 million from $3.0 million in the first six months of 1996 to $11.1 million in the first six months of 1997 due to increased borrowings by the Company to support increased sales.

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest increased from 32.0% in first six months of 1996 to 32.5% in the first six months of 1997. This change was not significant. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1997 principally due to its ability to use remaining net operating loss carry forwards from certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $12.5 million was provided by operating activities in the six months ended June 30, 1997 and net cash of $44.5 million was used in operating activities in the six months ended June 30, 1996. In the six months ended June 30, 1997, cash was generated due to decreases in receivables, inventory and other current assets partially offset by decreases in accounts payable, accrued expenses and other current liabilities. In the six months ended June 30, 1996, cash was used principally due to increases in inventories, trade accounts receivable and prepaids and other current assets, in addition to decreases in accounts payable offset by increases in other current liabilities. Net cash used in investing activities in 1997 and 1996 included approximately $9.3 million and $3.4 million, respectively, related to fixed asset additions. In 1997, $1.6 million was provided from acquisitions. Net cash of $24.1 million was used in financing activities in the six month period ended June 30, 1997 and $57.0 million of cash was provided from financing activities in the six months ended June 30, 1996, mainly due from the proceeds of the 1996 public offering. Other than the 1996 public offering, the transactions in both years principally pertained to borrowing or repayments under financing arrangements.

CHS Promark is a party to a Loan and Security Agreement providing for revolving credit advances and the issuance of letters of credit against eligible accounts receivable and inventory up to a maximum of $60 million. Amounts outstanding bear interest, at the election of the borrower, at either a variable market rate based on the prime rate of the lender or LIBOR. The agreement limits the ability of CHS Promark to pay dividends to the Company to 50% of net income after taxes. The agreement matures in October, 1999 and is secured by a lien on essentially all of CHS Promark's assets. The agreement contains certain restrictive covenants. At December 31, 1996 CHS Promark was in violation of two covenants relating to limitations on transactions with affiliates and employee loans. These violations were waived until September 30, 1997. The Company expects to be in compliance with the covenants when the waiver period expires. The Company has guaranteed this indebtedness.

The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. At June 30, 1997, the aggregate amount available under these agreements was $209.3 million. Such agreements are usually for a term of one year and are secured by the receivables of the borrower. The weighted average interest rate at June 30, 1997 was 6.9%. The Company typically guarantees these loans.

The Company's principal need for additional cash in 1997 will be for the purchase of additional inventory to support growth and to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment and to pay amounts due to sellers of businesses. The Company is seeking additional cash for this purpose through its existing bank credit lines and through additional credit facilities, but management can give no assurance that financing will be available on terms acceptable to the Company. However, at this time, the Company, through the proceeds of the 1997 public offering, has sufficient funds to support its growth for the remainder of 1997.

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

HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the six months period ended June 30, 1997, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 86% of Company sales were made in currencies other than the United States dollar. The most significant currencies in which sales were made were the German mark (34% of sales), the French franc (9%) and the British pound (9%). At June 30, 1997, approximately $167.3 million of accounts payable were attributable to foreign currency liabilities denominated in other than the functional currency. Of these, $109.5 million was denominated in U.S. dollars and $16.1 million was denominated in German marks. Approximately 44% of these liabilities were unhedged. The most significant unhedged amounts were recorded in Argentine pesos ($9.9 million), Colombian pesos ($8.9 million) and Brazilian reals ($8.7 million).

In March 1995, the Company formed CHS Finance as a finance company for the Company's distribution activities. CHS Finance engages in central treasury functions including hedging activities related to foreign currency for the Company and short term working capital loans to the Company's subsidiaries to enable them to take advantage of early payment discounts offered by certain vendors. These loans are denominated in the currency of the borrower or U.S. dollars. Generally, CHS Finance hedges its receivables denominated in currencies other than its functional currency, the Swiss franc. It attempts to limit the amount of unhedged receivables to an amount which approximates the U.S. dollar denominated loans payable by the Company's subsidiaries. In the fourth quarter of 1996, the Company modified this policy to allow unhedged receivables, principally in U.S. dollars and German marks, of an amount approximately equal to its total unhedged liabilities. This modified policy continued through the first six months of 1997. The Company intends to review this policy periodically and may modify it in the future.

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

NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued SFAS No.128, "Earnings per Share", and SFAS No. 129, "Disclosure of Information about Capital Structure", in February 1997 and SFAS No. 130, "Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997.

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

SFAS No. 130 requires that changes in the amounts of items that bypass the income statement and are only reported within a balance in shareholders' equity be included in a separate financial statement. Items that qualify as components of comprehensive income currently bypassing a statement of income include foreign currency translation adjustments. SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997. The Company has not sufficiently analyzed SFAS No. 130 to determine what effect SFAS No. 130 will have on the Company's financial statements.

SFAS No. 131 requires the disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance. It also requires entity-wide disclosures in the annual and quarterly financial statements about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and is effective for fiscal years beginning after December 15, 1997. The Company has not sufficiently analyzed SFAS No. 131 to determine what effect SFAS No. 131 will have on the Company's disclosure of segment data.

FORWARD LOOKING INFORMATION

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations of beliefs, including, but not limited to, statements concerning gross margins and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including changes in economic conditions, demand for the Company's products and changes in competitive environment.

PART II
ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K





   1. On August 12, 1997, a report on Form 8-K was filed to report the acquisition of Karma International S.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS ELECTRONICS, INC.
(Registrant)
August 14, 1997                 BY /S/ ANTONIO BOCCALANDRO
                                  ------------------------
                                    ANTONIO BOCCALANDRO
                                    Secretary

August 14, 1997                 BY /S/ CRAIG S. TOLL
                                    CRAIG S. TOLL
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting
                                    Officer)

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27        Financial Data Schedule