Form 10-Q
period 1997-09-30
CHS ELECTRONICS INC
filed 1997-11-14
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24244


                              CHS ELECTRONICS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         FLORIDA                                              87-0436376
-------------------------------                           -------------------
(STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


                               2000 NW 84TH AVENUE
                                 MIAMI, FL 33122
          ------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (305) 908-7200
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                       SHARES OF COMMON STOCK OUTSTANDING
                       AS OF NOVEMBER 12, 1997: 48,608,250

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS                      3

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS              4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW             5-6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS       7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10-13

                                    PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             14



                              CHS ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       1997            1996
                                                                   -------------    ------------
                                                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                               $   158,445     $  35,137
  Accounts receivable:
    Trade, less allowance for doubtful accounts
      of $15,805 in 1997 and $14,830 in 1996                             465,688       340,098
    Affiliates                                                            19,265         3,241
                                                                     -----------     ---------
                                                                         484,953       343,339

  Inventories                                                            520,376       321,770
  Prepaid expenses and other current assets                               68,987        39,374
                                                                     -----------     ---------

      TOTAL CURRENT ASSETS                                             1,232,761       739,620

PROPERTY AND EQUIPMENT, NET                                               52,399        30,947
COST IN EXCESS OF ASSETS ACQUIRED, NET                                   215,614        78,780
OTHER ASSETS                                                              47,925        12,602
                                                                     -----------     ---------

                                                                     $ 1,548,699     $ 861,949
                                                                     ===========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                      $   161,450     $ 155,932
  Accounts payable, trade                                                611,290       452,569
  Accrued liabilities                                                     56,922        44,873
  Amounts due to sellers under acquisition agreements                       --          49,200
  Income taxes payable                                                    11,049         5,120
  Deferred income taxes                                                    1,349           420
                                                                     -----------     ---------

    TOTAL CURRENT LIABILITIES                                            842,060       708,114

LONG TERM DEBT                                                            53,138        45,327
MINORITY INTEREST                                                          5,141         3,975

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares; 0 shares
     issued and outstanding                                                 --            --
  Common stock, authorized 100,000,000 shares at $.001 par value;
     48,605,271 and 18,600,576 shares issued and outstanding at
     September 30, 1997 and December 31, 1996, respectively                   49            19
  Additional paid-in capital                                             620,964        92,843
  Retained earnings                                                       41,271        16,724
  Cumulative foreign currency translation adjustment                     (13,924)       (5,053)
                                                                     -----------     ---------

    TOTAL SHAREHOLDERS' EQUITY                                           648,360       104,533
                                                                     -----------     ---------

                                                                     $ 1,548,699     $ 861,949
                                                                     ===========     =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              CHS ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except share data)

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                               (Unaudited)                    (Unaudited)
                                            1997          1996            1997           1996
                                        -----------     ---------     -----------     ---------

Net sales                               $ 1,097,567     $ 376,209     $ 2,921,625     $ 995,710

Cost of goods sold                        1,012,623       349,100       2,704,046       922,292
                                        -----------     ---------     -----------     ---------

Gross profit                                 84,944        27,109         217,579        73,418

Operating expenses                           63,041        21,557         163,724        58,134
                                        -----------     ---------     -----------     ---------

Operating income                             21,903         5,552          53,855        15,284

Other (income) expenses:
   Interest income                           (3,243)         (550)         (6,809)       (2,026)
   Interest expense                           8,533         1,977          23,167         6,481
                                        -----------     ---------     -----------     ---------

                                              5,290         1,427          16,358         4,455
                                        -----------     ---------     -----------     ---------

Earnings before income taxes and
minority interest in subsidiaries            16,613         4,125          37,497        10,829

Income taxes                                  4,785         1,390          11,575         3,539
Minority interest in subsidiaries               392           410           1,375         1,250
                                        -----------     ---------     -----------     ---------

Net earnings                            $    11,436     $   2,325     $    24,547     $   6,040
                                        ===========     =========     ===========     =========
Net earnings per common share:
   Primary                              $       .27     $     .13     $       .82     $     .41
                                        -----------     ---------     -----------     ---------

   Fully Diluted                        $       .26     $     .11     $       .80     $     .38
                                        -----------     ---------     -----------     ---------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                    (Unaudited)

                                                                                 1997          1996
                                                                              ----------     --------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
   Net earnings                                                               $  24,547     $   6,040
   Adjustments to reconcile net earnings to net
      cash (used in) operating activities:
      Depreciation and amortization                                              12,770         3,194
      Minority interest in net earnings                                           1,375         1,250

      Changes in assets and liabilities excluding effects of acquisitions:

         Accounts receivable-trade, net                                           3,271       (21,178)
         Accounts receivable-affiliates, net                                    (16,024)         (428)
         Inventories                                                             (4,777)      (26,647)
         Prepaids and other current assets                                      (29,947)      (10,698)
         Accounts payable                                                      (115,834)       (7,069)
         Accrued liabilities and income taxes                                   (41,264)        1,695
                                                                              ---------     ---------

Net cash (used in) operating activities:                                       (165,883)      (53,841)

Cash flows from investing activities:
   Purchase of fixed assets                                                     (14,713)       (4,809)
   Acquisitions, net of cash acquired                                           (73,212)      (92,692)
                                                                              ---------     ---------

Net cash (used in) investing activities:                                        (87,925)      (97,501)

Cash flows from financing activities:
   Proceeds from public offering                                                428,217        50,632
   Net borrowings from (repayments to banks)                                    (51,921)       71,609
   Proceeds from sale of acquired company receivables                              --          56,300
   Proceeds from exercising stock options                                         4,206          --
                                                                              ---------     ---------

Net cash provided by financing activities:                                      380,502       178,541

Effect of exchange rate changes on cash                                          (3,386)         (617)
                                                                              ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                           123,308        26,582

Cash and cash equivalents at beginning of period                                 35,137        11,171
                                                                              ---------     ---------
Cash and cash equivalents at end of period                                    $ 158,445     $  37,753
                                                                              =========     =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (continued)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 1997            1996
                                                                                -------         ------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                                     $19,417         $6,665
   Income Taxes                                                                 $10,496         $1,861

Non cash investing and financing activities:

These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions.

The components of the transactions in each period are as follows:

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                 1997       1996
                                                                               --------    ------

Fair value of assets acquired including cash acquired                          $323,629    $7,284
Less: Common stock or other consideration issued                                 95,728     2,515
                                                                               --------    ------
Liabilities assumed                                                            $227,901    $4,769
                                                                               ========    ======



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

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full fiscal year. Sales in Europe in the first and fourth quarters of each year are typically higher than sales in the second and third quarters. In South America sales in the third and fourth quarters are typically higher than sales in the first and second quarters.

2.   ACQUISITIONS

In August 1997, the Company acquired 100% of Karma International S.A. ("Karma") for $74 million in cash and $86 million in shares of unregistered stock. Karma is engaged principally in the distribution of computer components in 18 countries in Europe, the Middle East, and Asia. The acquisition has been accounted for as a purchase. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed. This resulted in approximately $121.6 million of goodwill. The Company issued 4,813,432 shares of unregistered common stock in connection with this acquisition.

Effective January 1, 1997 the Company acquired 100% of Frank & Walter Computer GmbH, a distributor based in Germany, for 3,300,000 unregistered shares of common stock. The acquisition was recorded as a purchase. The amounts preliminarily allocated to assets and liabilities resulted in goodwill of $27.6 million. Such allocations were subject to adjustment based on the completion of an appraisal and management's plan to integrate the company with its other operations in Germany. In the second quarter of 1997 the appraisal was completed resulting in a reduction of goodwill of $.9 million.

Also, in the nine month period ended September 30, 1997, the Company purchased nine companies, principally under earn out arrangements. The acquisitions, which are being accounted for under the purchase method, are immaterial to the Company's results.

In September 1996, the Company acquired seven companies comprising the European and Latin American businesses of a competitor, Merisel, Inc. The total consideration paid was approximately $148 million consisting of $30 million of cash and $118 million of debt assumed or refinanced. The Company financed the acquisition primarily through borrowing or factoring at each subsidiary acquired. The acquisition has been accounted for as a purchase. The cost of the acquisition has been allocated to the assets acquired based on their fair values. This initially resulted in approximately $10.5 million of goodwill. In the second and third quarters of 1997, certain reserves initially established were determined not to be required, resulting in a reduction of goodwill to $4.6 million.

The Company has now completed the consolidation of the former Merisel and CHS operations in the five countries where each had operations. The Company accrued approximately $13.0 million for the consolidation activities. The reserve consists of severance costs-$.4 million, lease termination-$4.3 million, writeoff of leasehold improvements and computer systems-$4.9 million, accounts receivables and other costs-$3.4 million. Through September 30, 1997, $7.7 million has been charged against this reserve. The Company's original intent to dispose of the former Merisel warehouse located in the Netherlands has been revised as a result of the Karma acquisition in that the Company now intends to relocate Karma's existing warehouse in the Netherlands to the former Merisel warehouse.

In June 1996, the Company acquired 100% of an unaffiliated company in Russia for consideration based on a multiple of that company's net income in 1996. The acquisition was initially recorded at no consideration, which approximated the value of net assets acquired. Subsequently, the agreement was modified to measure the value of the Company based 50% on 1996 results and 50% on 1997 results. The 1996 portion is payable in cash and was paid in 1997, while the 1997 portion is payable in cash or stock at the seller's option. In 1996, $20.6 million was recorded as purchase price and goodwill in connection with this acquisition.

In April 1996, the Company acquired 100% of an unaffiliated company in Switzerland for consideration based on the acquired company's results in 1996. The consideration was based on a multiple of 1996 net earnings but not less than $1.7 million. In October 1996, the agreement was modified to base the price on results through September 30, 1996. In the fourth quarter of 1996, 274,855 shares of common stock of the Company were issued and goodwill of $870,000 was recorded.

In February 1996, the Company acquired 51% of an unaffiliated company in Hungary for consideration based on 51% of the book value of equity at December 31, 1996 plus a multiple of 51% of 1996 net earnings. Based on 1996 results the purchase price was fixed at $17.6 million resulting in goodwill of $15.8 million. The sellers have elected to receive the proceeds in cash rather than stock. In the second quarter of 1997 the agreement was modified to measure the value of the company based 75% on 1996 results and 25% on 1997 results. The revised amount was paid in 1997. As a result, goodwill in the current year was reduced by $3.8 million.

                              CHS ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.  ACQUISITIONS (CONTINUED)

Presented below is pro forma operating data showing selected operating results as if the significant companies acquired in 1997 and 1996 were acquired on January 1, 1996. Pro forma adjustments were made to include goodwill amortization in the nine month period ended September 30, 1996 based on 1996 actual results. Other pro forma adjustments were made to the results of operations acquired from Merisel to reduce expenses for parent company charges and European headquarter charges that were discontinued after the acquisition and for reduced interest rates after the acquisition. Pro forma net earnings per share is based on the net earnings divided by the weighted average number of shares plus contingent shares actually issued.

                                            NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     1997                       1996
                                     ----                       ----

Sales                            $3,468,471                 $2,986,882

Net Earnings                         21,551                      8,970

Net Earnings Per Share                 $.59                       $.34

The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1996 or of future results of the combined companies.

3.  NET EARNINGS PER SHARE

Net earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (common stock options and warrants) outstanding during the year, unless such inclusion is antidilutive. The weighted average number of shares was 42,654,375 and 18,653,073 for the three month periods ended September 30, 1997 and 1996, respectively, and 29,806,484 and 14,531,160 for the nine months periods ended September 30, 1997 and 1996, respectively. The weighted average number of shares used in the computation of fully diluted earnings per share was 43,926,338 and 20,752,453 for the three months ended September 30, 1997 and 1996, respectively, and 30,509,744 and 15,988,246 for the nine month periods ended September 30, 1997 and 1996, respectively. The weighted average number of shares used in the computation of the fully diluted earnings per share assumes the contingent shares related to acquisitions were issued based on the acquisition formula applied to the earnings of the acquired company in the interim period.

4.  LONG TERM DEBT

The Company's long-term debt at September 30, 1997, consists principally of the amount due at that date ($40 million) under CHS Promark revolving credit agreement. Amounts outstanding are due October 1999. The agreement provides for advances and letters of credit based upon eligible accounts receivable and inventory up to a maximum of $60 million. Interest is at a variable market rate based on the prime rate of the lender or LIBOR, at borrower's option. CHS Promark's assets, including accounts receivable and inventory, are pledged as collateral. The agreement also limits the ability of CHS Promark to pay dividends to the Company to 50% of CHS Promark's net income.

5.   COMMON STOCK

On July 26, 1997, the Company completed a public offering of 19,500,000 shares of common stock at a price of $21.17 per share. Net proceeds were approximately $393.6 million. Additionally, on August 14, 1997, the underwriters exercised an overallotment option which increased net proceeds by $34.6 million and increased the number of common shares outstanding by approximately 1.7 million. Furthermore, on August 14, 1997, the President of the Company exercised stock options to purchase 409,168 shares of common stock. This produced proceeds to the Company of approximately $2.8 million.

In September 1997, the Company effectuated a 3 for 2 stock split. All share information has been restated to reflect the three-for-two split.

6.  CONTINGENCIES

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

7.  RELATED PARTY TRANSACTIONS

A member of the Board of Directors and shareholder of the Company also serves as a member of the Board of Directors of a buying group which supplies product to the Company. During the nine months period ended September 30, 1997, the Company received approximately $5.7 million in vendor rebates from such buying group and incurred $5.1 million in commissions to such group. At September 30, 1997, the Company had a balance due from the buying group of approximately $.4 million.

During the third quarter of 1997, the Board of Directors of the Company approved a loan to Comtrad Holdings, Inc. ("Comtrad"), a significant shareholder of the Company, of approximately $13.8 million. The loan bears interest and is due upon demand. At September 30, 1997, the amount due from Comtrad amounts to $18.6 million. This receivable is guaranteed by all the assets of Comtrad, which owns approximately 5 million shares of the Company's stock.

8.  SUBSEQUENT EVENTS

On October 3, 1997, the Company acquired 97.4% of Santech Micro Group ASA ("Santech") for approximately $125 million. Santech is a distributor with operations in Norway, Sweden, and Denmark, which in 1996 had sales of $718 million. At September 30, 1997, approximately $19.1 million of the total purchase price had been expended to acquire certain shares of Santech prior to the closing of the transaction. On October 3, 1997, the Company completed the acquisition and paid an additional $105.7 million in cash.

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. The acquisitions from unrelated parties since January 1, 1996 are shown below:

OPERATING                                                    CHS ACQUISITION
SUBSIDIARY                        SERVICE AREA               DATE
----------                        ------------               ---------------

Lars Krull                        Denmark, Norway, Sweden    August 1997
Karma                             Europe, Middle East
                                    and Asia                 August 1997
Ameritech Exports                 Latin America              August 1997
Ameritech Argentina               Argentina                  August 1997
Atlantis Skupina(2)               Slovenia                   August 1997
CHS Dinexim                       Latin America              May 1997
CHS Access and Agora              Czech Republic             May 1997
CHS International High
 Tech Marketing                   Africa                     April 1997
CHS Frank & Walter(1)             Germany                    March 1997
CHS Estonia                       Estonia                    January 1997
CHS Infocentro de Chile(2)        Chile                      January 1997
CHS Merisel UK                    United Kingdom             October 1996
CHS Merisel France                France                     October 1996
CHS Merisel Switzerland           Switzerland                October 1996
CHS Merisel Germany               Germany                    October 1996
CHS Merisel Austria               Austria                    October 1996
CHS Merisel Latin America         Latin America              October 1996
CHS Merisel Mexico                Mexico                     October 1996
CHS Ecuador(2)                    Ecuador                    June 1996
CHS Russia                        Russia                     June 1996
CHS Switzerland                   Switzerland                April 1996
CHS Peru                          Peru                       March 1996
CHS Hungary(2)                    Hungary                    February 1996

(1) The results of operations of Frank & Walter have been included as of January 1, 1997.
(2) The Company owns 51% of this company.


RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

NET SALES. Net sales increased $721.4 million, or 191.7%, from $376.2 million in third quarter 1996 to $1,097.6 million in third quarter 1997 due to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, newly acquired subsidiaries contributed $504.4 million. Net sales of subsidiaries consolidated for both 1997 and 1996 third quarters, excluding operations where CHS companies were integrated with operations acquired from Merisel, grew from $175.7 million to $223.9 million or 27.4%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the Company's subsidiaries to include a full range of products. A meaningful comparison is not possible in the case of countries in which CHS had a business which was integrated with an acquired Merisel business (UK, France, Germany, Switzerland and Latin America) because in such locations in 1997 the financial reporting and operations have been combined.

GROSS PROFIT. Gross profit increased $57.8 million, or 213.3%, from $27.1 million in third quarter 1996 to $84.9 million in third quarter 1997 due principally to acquisitions and, to a lesser extent, internal growth. Newly acquired companies contributed $32.9 million of gross profit. Gross profit of subsidiaries consolidated for both 1997 and 1996 third quarters, excluding operations where CHS companies were integrated with former Merisel operations, grew from $14.0 million to $20.7 million or 47.9%.

Gross margin increased from 7.2% in third quarter 1996 to 7.7% in third quarter 1997. The increase was due to higher gross margins from subsidiaries located in Western Europe. The principal reasons for the increase were increases in the amount of early payment discounts utilized and greater volume rebates, offset to some extent, by lower gross margins in the newly acquired Karma operations. The Company expects that overall gross margins may decline during the remainder of 1997 due to continued competitive pricing pressures across all regions.

OPERATING EXPENSES. Operating expenses as a percentage of net sales was at 5.7% in the third quarter of 1996 and in the third quarter of 1997.

NET INTEREST EXPENSE. Net interest expense increased $3.9 million from $1.4 million in third quarter 1996 to $5.3 million in third quarter 1997 due to increased borrowings of the Company to support increased sales.

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest decreased from 33.7% in third quarter 1996 to 28.8% in third quarter 1997. This change is principally due to a higher amount of income being earned in tax jurisdictions with lower tax rates, non-taxed income in several countries and the use of net operating loss carryforwards offset, to a certain extent, by losses in subsidiaries with no tax benefit and non-deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1997 principally due to its ability to use remaining net operating loss carryforwards from certain subsidiaries.

NINE MONTHS 1997 COMPARED TO NINE MONTHS 1996

NET SALES. Net sales increased $1,925.9 million, or 193.4%, from $995.7 million in the first nine months of 1996 to $2,921.6 million in the first nine months of 1997 due to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, newly acquired subsidiaries contributed $1,037.3 million. Net sales of subsidiaries consolidated for both 1997 and 1996, excluding operations where CHS companies were integrated with operations acquired from Merisel, grew from $466.4 million to $624.6 million or 33.9%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the Company's subsidiaries to include a full range of products. A meaningful comparison is not possible in the case of countries in which CHS had a business which was integrated with an acquired Merisel business (UK, France, Germany, Switzerland and Latin America) because in such locations in 1997 the financial reporting and, to a great extent, operations have been combined.

GROSS PROFIT. Gross profit increased $144.2 million, or 196.4%, from $73.4 million in the first nine months of 1996 to $217.6 million in the first nine months of 1997 due principally to acquisitions and, to a lesser extent, internal growth. Newly acquired companies contributed $74.4 million of gross profit. Gross profit of subsidiaries consolidated for both 1997 and 1996, excluding operations where CHS companies were integrated with former Merisel operations, grew from $39.2 million to $53.8 million or 37.2%.

Gross margin remained at 7.4% in the first nine months of 1996 and 1997. The Company expects that overall gross margins may decline in 1997 due to continued competitive pricing pressures across all regions.

OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 5.8% in the first nine months of 1996 to 5.6% in the first nine months of 1997. The decline was due to efficiencies gained through increased volume and the Company's efforts to control costs. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net
(gain) loss of $(0.2) million and $0.6 million in the first nine months of 1997 and 1996, respectively.

NET INTEREST EXPENSE. Net interest expense increased $11.9 million from $4.5 million in the first nine months of 1996 to $16.4 million in the first nine months of 1997 due to increased borrowings by the Company to support increased sales.

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest decreased from 32.7% in first nine months of 1996 to 30.9% in the first nine months of 1997. This change is due to higher amount of income earned in jurisdictions with lower tax rates, non-taxed income in several countries and the use of net operating loss carryforwards offset, to a certain extent, by losses in subsidiaries with no tax benefit and non-deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1997 principally due to its ability to use remaining net operating loss carryforwards from certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $165.9 million and $53.8 million were used in operating activities in the nine months ended September 30, 1997 and 1996, respectively. In the nine months ended September 30, 1997, cash was used principally to decrease accounts payables and accrued liabilities, and to increase accounts receivables from affiliates, prepaid expenses and other current assets. In the nine months ended September 30, 1996, cash was used principally due to increases in inventories, trade accounts receivable and prepaids and other current assets, in addition to decreases in accounts payable offset by increases in other current liabilities. Net cash used in investing activities in 1997 and 1996 included approximately $14.7 million and $4.8 million, respectively, related to fixed asset additions. In addition, $73.2 million and $92.7 million were used in acquisitions during the nine months ended September 30, 1997 and 1996, respectively. Net cash of $380.5 million and $178.5 million were provided by financing activities in the nine month period ended September 30, 1997 and 1996, respectively, due principally in 1997 to proceeds of the public offering of $428.2 million and $50.6 million from the 1996 public offering. Furthermore, net borrowings (repayments) to banks were $(51.9) million and $71.6 million in the nine months ended September 30, 1997 and 1996, respectively.

CHS Promark is a party to a Loan and Security Agreement providing for revolving credit advances and the issuance of letters of credit against eligible accounts receivable and inventory up to a maximum of $60 million. Amounts outstanding bear interest, at the election of the borrower, at either a variable market rate based on the prime rate of the lender or LIBOR. The agreement limits the ability of CHS Promark to pay dividends to the Company to 50% of net income after taxes. The agreement matures in October, 1999 and is secured by a lien on essentially all of CHS Promark's assets. The agreement contains certain restrictive covenants. At December 31, 1996, CHS Promark was in violation of two covenants relating to limitations on transactions with affiliates and employee loans. These violations were waived until November 30, 1997. The Company expects to be in compliance with the covenants when the waiver period expires. The Company has guaranteed this indebtedness.

The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. At September 30, 1997, the aggregate amount available under these agreements was $224.1 million. Such agreements are usually for a term of one year and are secured by the receivables of the borrower. The weighted average interest rate at September 30, 1997 was 10.1%. The Company typically guarantees these loans.

The Company has completed the risk assessment phase of its year 2000 compliance. Based on the assessment, the Company has developed an action plan which principally consists of replacing existing non-compliant systems with new systems. The Company believes it is feasible to acquire such new systems before the year 2000 and the cost of such systems are within its capital cost budget and financing capabilities.

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

INFLATION

The Company operates in certain countries that have experienced high rates of inflation and hyperinflation. However, inflation did not have any meaningful impact on the Company's results of operations during the nine months periods ended September 30, 1997 and 1996 and the Company does not expect that it will have a material impact during the remainder of 1997.

ASSET MANAGEMENT

INVENTORY. The Company's goal is to achieve high inventory turns and maintain a low number of SKUs and thereby reduce the Company's working capital requirements and improve return on equity. The Company's strategy to achieve this goal is to both effectively manage its inventory and achieve high order fill rates.

To reduce the risk of loss to the Company due to vendor price reductions and slow moving or obsolete inventory, the Company contracts with its vendors generally provide price protection and stock rotation privileges, subject to certain limitations. Price protection allows the Company to offset the accounts payable owed to a particular vendor if such vendor reduces the price of products the Company has purchased within a specified period of time and which remain in inventory. Stock rotation permits the Company to return to the vendor for full credit, with an offsetting purchase order for new products, predetermined amounts of inventory purchased within a specified period of time. Such credit is typically used to offset existing invoices due without incurring re-stocking fees.

ACCOUNTS RECEIVABLE. The Company manages its accounts receivable to balance the needs of its customers to purchase on credit with its desire to minimize its credit losses. Bad debt expense as a percentage of the Company's net sales for the nine months ended September 30, 1997 was 0.2%. The Company's credit losses have been minimized by its extensive credit approval process and the use of credit insurance and factoring by its Western European subsidiaries. In its sales to customers in Latin America, the Company often receives post-dated checks at the time of sale. Customers who qualify for credit are typically granted payment terms appropriate to the customs of each country.

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

HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the nine-month period ended September 30, 1997, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 85% of Company sales were made in currencies other than the United States dollar. The primary currencies in which sales were made were the German mark (31% of sales), the British pound (10%) and the French franc (9%). At September 30, 1997, approximately $169 million of accounts payable were attributable to foreign currency liabilities denominated in other than the subsidiaries functional currencies. Of these, $156.0 million was denominated in U.S. dollars and $11.1 million was denominated in German marks. Approximately 48% of these liabilities were unhedged. The most significant unhedged amounts were recorded in Czechian korunas ($17.2 million), Argentine pesos ($14.9 million), the Polish zloty ($10.4 million), and Brazilian reals ($6.8 million).

In March 1995, the Company formed CHS Finance as a finance company for the Company's distribution activities. CHS Finance engages in central treasury functions including hedging activities related to foreign currency for the Company and short term working capital loans to the Company's subsidiaries to enable them to take advantage of early payment discounts offered by certain vendors. These loans are denominated in the functional currency of the borrowing subsidiary or U.S. dollars. Generally, CHS Finance hedges its receivables denominated in currencies other than its functional currency, the Swiss franc. It attempts to limit the amount of unhedged receivables to an amount which approximates the U.S. dollar denominated payables in certain of the Company's subsidiaries. The Company intends to review this policy periodically and may modify it in the future.

Through both hedging activities coordinated by CHS Finance and subsidiary hedging, the Company makes forward purchases of dollars in an attempt to hedge local Western European currencies and reduce exposure to fluctuations in exchange rates. Additionally, in certain countries in Eastern Europe and in South America where it is not practical to make forward purchases, to minimize exposure to currency devaluations, the Company has adopted a policy of attempting to match accounts receivable with accounts payable and to limit holdings of local currencies. In these countries, the Company attempts to sell products at the U.S. dollar equivalent rate. Factors which affect exchange rates are varied and no reliable prediction methods are available for definitely determining future exchange rates. In general, countries make an effort to maintain stability in rates for trade purposes. There can be no assurance that these asset management programs will be effective in limiting the Company's exposure to these risks.

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

PART II
ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K
    1. EXHIBITS:

          27   Financial Data Schedule.


     2. REPORTS ON 8-K:

          1. On October 15, 1997, a report on Form 8-K was filed to report the acquisition of Santech Micro Group ASA.

          2. On October 29, 1997, a report on Form 8-K/A was filed to amend the report of the acquisition of Karma International S.A.

          3. On October 31, 1997, a report on Form 8-K/A was filed to amend the report of the acquisition of Santech Micro Group ASA.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS ELECTRONICS, INC.
(Registrant)


November 14, 1997                      BY /s/ ANTONIO BOCCALANDRO
                                          ------------------------
                                          ANTONIO BOCCALANDRO
                                          Secretary


November 14, 1997                      BY /s/ CRAIG S. TOLL
                                          ------------------------
                                          CRAIG S. TOLL
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION

27                       Financial Data Schedule