Form 10-K
period 1997-12-31
CHS ELECTRONICS INC
filed 1998-03-27
CIK 924374

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM _______ TO __________________


                         COMMISSION FILE NUMBER 0-24244



                             CHS ELECTRONICS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  FLORIDA                                  87-0435376
-------------------------------------------   -----------------------------------
          (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)


              2000 N.W. 84TH AVENUE
              MIAMI, FLORIDA                 33122
-----------------------------------------   --------
        (ADDRESS OF PRINCIPAL EXECUTIVE     ZIP CODE
                 OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 716-8273


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                      NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                         COMMON STOCK, PAR VALUE $0.001
                                   --------
                               (TITLE OF CLASS)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X YES NO


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]


     The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the high and low sales prices in the Nasdaq National Market on March 23, 1998, was approximately $668,627,385. As of March 23, 1998, the registrant had outstanding 49,908,172 shares of Common Stock, par value $0.001.


                      DOCUMENTS INCORPORATED BY REFERENCE


     Incorporated herein by this reference is the definitive proxy or information statement for the 1998 Annual Meeting of Shareholders to be filed by the Company with the Commission under Regulation 14A or Regulation 14C.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I



ITEM. 1 BUSINESS


GENERAL


     CHS Electronics, Inc. ("CHS" or the "Company") is a leading international distributor of microcomputer products, including personal computers, peripherals, networking products and software. As of December 31, 1997, CHS operated in 39 countries primarily in Western Europe, Eastern Europe and Latin America, and serviced an active customer base of more than 102,000 resellers. In 1997, approximately 90% of the products sold by the Company were manufactured by 60 equipment and software vendors, including such market leaders as Hewlett-Packard, Microsoft, IBM, Seagate, Compaq, Quantum, Western Digital, Intel, 3Com, Toshiba, Epson, Sun and Creative Labs. The Company is a focused distributor, as opposed to a broadline distributor, and seeks to represent leading vendors within specific product categories. CHS believes that it is the third largest distributor of microcomputer products in the world and the largest distributor in Western Europe, Latin America and Eastern Europe. The Company has no significant sales in the United States.


     CHS operates under a decentralized structure in which managers familiar with the customs and needs of a particular country are delegated the authority to make daily decisions necessary to satisfy the particular demands of their respective markets. Unlike certain competitors which operate under a more centralized system, the Company believes that its business model of focused distribution through locally managed full service facilities integrating warehousing, purchasing, sales, credit and accounting services provides competitive and operating advantages.


     The Company's operating results have increased significantly in the five-year period ended December 31, 1997, with net sales increasing from $146.4 million in 1993 to $4.8 billion in 1997 and operating earnings increasing from $0.4 million in 1993, to $89.2 million in 1997.


     The world headquarters of the Company is located at 2000 N.W. 84th Avenue, Miami, Florida 33122, where its telephone number is (305) 908-7200.


RECENT DEVELOPMENTS


     On March 9, 1998, the Company acquired an 80% interest in the Hong Kong, Malaysia and Singapore subsidiaries of SiS Distribution Ltd. ("SiS"), a Hong Kong based distributor, for $70.4 million, and paid $28.2 million of such amount on such date (representing 40% of the purchase price). The Company has the option to pay the remaining portion of the purchase price in cash or stock. Such amount will become payable on March 9, 1999. To fund the portion of the purchase price paid at closing on March 9, 1998, the Company entered into a $30 million short term loan with Swiss Bank Corporation as agent (the "Short Term Loan"). The Short Term Loan matures on September 9, 1998 and bears interest at an annual rate of four percent above the prime rate of Swiss Bank Corporation or the London Interbank Offered Rate ("LIBOR"), increased by 0.5% for every three month period that a portion of the loan remains outstanding. The Company intends to repay this loan from the proceeds of an offering of $200 million of Senior Notes due 2005. The Notes will be sold in a Rule 144A and Regulation S private offering and will not be registered under the Securites Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from said Registration (the "Note Offering").


     On November 17, 1997, the Company announced that it had entered into agreements to acquire four Eastern European, one Western European and one Latin American distribution companies with 1997 revenues totaling approximately $565 million. These acquisitions are expected to be completed by the end of the second quarter of 1998. The companies to be acquired are: (i) TH' Systems, which is based in the Czech Republic, distributes to 3,000 resellers in the Czech Republic, Hungary, Poland and Slovakia and had 1997 sales of $143 million; (ii) Merisel Russia, which is a Moscow-based former subsidiary of Merisel, Inc., distributes to 600 resellers and had 1997 sales of $57 million; (iii) Arena and Armada, two distribution companies based in Istanbul, Turkey serving over 3,000 resellers which had combined sales in 1997 of $131 million; (iv) ARC Spain, based in Madrid which had 1997 sales of $100 million to more than 4,000 resellers in Spain, and (v) Micro-Informatica, based in Miami, Florida, with 1997 sales of $134 million to over 3,000 resellers in Latin America.


     On October 3, 1997, the Company completed the acquisition of 97.4% of the outstanding capital stock of Santech Micro Group ASA ("Santech") for approximately $125 million. The Company expects to acquire the remainder of the shares at the same per share price. Santech was formed as a result of the July 1996 merger of Santech ASA and Micro Software ASA. Santech is the largest distributor of microcomputer products in Scandinavia with operations in Norway, Sweden and Denmark and had revenues of $718 million and net losses of $11 million in 1996. The Company believes that the acquisition of Santech will more than double the Company's sales in Scandinavia, thereby providing it with a market leadership position in the region. Santech distributes the products of the same vendors as other subsidiaries of the Company. The significant volume of sales of Santech, when combined with the product purchases of the Company's other subsidiaries in Europe, should enable the Company to negotiate more favorable purchase terms from vendors.


     Santech's operating results during 1996 and 1997 were adversely impacted as a result of restructuring its operations after the July 1996 merger. Operating results were also impacted adversely by the implementation of a new computer system in the first six months of 1997. The adverse impact included costs associated with a reduction in the number of its product lines to under 100 and in the number of employees from 450 to 320. The Company believes that these factors have been addressed and therefore believes that these issues should not have a material adverse impact on Santech's or the Company's future operations. Since its acquisition by the Company, Santech's operations have been profitable. In the fourth quarter of 1997, Santech contributed $4.6 million in incremental EBITDA.


     On August 4, 1997, the Company purchased all of the outstanding capital stock of Karma International S.A. ("Karma"), a distributor of personal computer components to over 10,000 customers in Europe, the Middle East and Asia. The purchase price for Karma was $160 million and was funded through (i) $74 million in cash and (ii) 4,813,432 shares of unregistered Common Stock. Karma's product line includes mass storage products, CPUs, memory chips, motherboards, sound, video and other cards and monitors. Karma is a focused distributor which carries approximately 500 stock keeping units ("SKUs") from 14 vendors including Quantum, Western Digital, Maxtor, Cyrix and AMD. These products represent the basic components of a personal computer and may be used without regard to the specific language, regulatory and technical factors of individual markets. As a result of the universal nature of these products, Karma is able to centralize warehousing and ship approximately 75% of its products from a single facility in Amsterdam, The Netherlands. Karma's customers are primarily personal computer assemblers, systems integrators and value-added resellers ("VARs"). The Company believes that Karma's principal competitive advantages are its low cost operating model and efficient distribution system. Karma operates in 18 countries through 28 offices in Europe, the Middle East and Asia. Karma was organized in July 1990 and, for the twelve months ended December 31, 1996, had net sales of approximately $700 million, operating earnings of $18.5 million and net profits of $15.1 million.


     The acquisition of Karma provided the Company entry into the high growth emerging markets of Asia and the Middle East and enhanced its position as a leading distributor of mass storage products throughout Europe. The acquisition of Karma also provided the Company with additional economies of scale with regard to purchasing and logistics and enabled it to further broaden its customer base. As a result of the acquisition of Karma, the Company believes that it is the largest distributor of mass storage products in the world. Karma's existing management continues to operate Karma as a subsidiary of CHS. One representative of Karma was elected to the Board of Directors of CHS with an additional member to be nominated in 1998.


     On March 20, 1997, the Company completed the acquisition of Frank & Walter Computer GmbH ("Frank & Walter") for 3.3 million unregistered shares of Common Stock. For the twelve months ended

December 31, 1996, Frank & Walter had net sales of approximately $686 million, operating earnings of $10.9 million and net profits of $3.5 million. The results of operations of Frank & Walter have been included in the Company's financial statements since January 1, 1997. The Company believes that Frank & Walter was, at the time of acquisition, the fourth largest distributor of microcomputer products in Germany with over 10,000 active dealers. As a result of this acquisition, the Company believes it is the largest distributor of microcomputer products in Germany. Carsten Frank, the founder of Frank & Walter, became a director of CHS and initially became the CHS executive vice president responsible for the Company's operations in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


INDUSTRY


     The microcomputer products distribution industry has grown significantly in recent years, primarily due to increasing demand worldwide for computer products and the use of distribution channels by vendors for the distribution of their products. Historically, there have been two types of companies within the distribution industry: those that sell directly to the end-user ("resellers") and those that sell to resellers ("distributors"). Distributors generally purchase a wide range of products in bulk directly from vendors and then ship products in smaller quantities to many different types of resellers, which typically include dealers, VARs, system integrators, mail order resellers, computer products superstores and mass merchants.


     The Company believes that the microcomputer products industry is well-suited for distribution. The large number and diversity of resellers make it cost efficient for manufacturers to outsource a portion of their distribution, credit, inventory, marketing and customer support requirements to distributors such as the Company. Similarly, due to the large number of vendors, resellers generally cannot efficiently establish direct purchasing relationships with each vendors and instead rely on distributors to satisfy a significant portion of their product, financing, marketing and technical support needs.


     The Western European, Eastern European and Latin American markets are each highly fragmented. Different languages, cultures and technological factors require experienced local management teams and products which meet the requirements of the specific area. Requirements that are unique to an area include customized manuals, approvals of safety factors by local authorities, microcode which permits the generation of characters in local languages, and voltage standards. These factors require distributors in these markets to carry a variety of different SKUs to meet such demands. As a result, manufacturers depend heavily on distributors such as the Company to meet the differing demands of each locale.


STRATEGY


     To achieve its objectives of strengthening its position as a leading distributor of microcomputer products in Western Europe, Eastern Europe and Latin America and expanding its operations in Asia, the Middle East and Africa, the Company has adopted the following strategies:


   /bullet/ OPERATE A FOCUSED DISTRIBUTION MODEL IN FRAGMENTED MARKETS. The
     Company's strategy is to operate as a focused distributor in fragmented markets by dealing in such markets with a limited and select group of high quality branded manufacturers in each major product category, such as Hewlett-Packard for printers, Microsoft for software and networking, Seagate, Quantum and Western Digital for mass storage and Hewlett-Packard, Compaq and IBM for personal computers. The Company believes that the markets for its products outside of the United States are fragmented. Additionally, the Company seeks to be a significant distributor for each of its major vendors and establish a partnering relationship with them. The Company believes that its strategy of focused distribution in fragmented markets enables it to respond more quickly to customer requests and gives it greater availability of products, access to new products and improved pricing. The Company believes this strategy also enables it to develop greater expertise in the sale and servicing of the products of these manufacturers. The Company also believes that its focused distribution model results in more effective asset management. Generally, products from leading manufacturers are in greater demand, resulting in more efficient inventory management, including greater inventory turns, lower working capital requirements and fewer SKUs. The largest CHS operating subsidiaries maintain between 10,000 and 14,000 SKUs per location while broadline distributors typically carry more than 40,000 SKUs.


   /bullet/ PENETRATE AND FURTHER DEVELOP SELECTED MARKETS. The Company has focused its activities on the distribution of microcomputer products in Western Europe and the emerging markets of Eastern Europe and Latin America. Additionally, the Company intends to expand its operations in Asia, the Middle East and Africa. The Company believes that these regions are underserved with respect to the distribution of microcomputer products and therefore provide significant growth opportunities. The Company further believes that these markets are complex due to the diversity of language, regulatory, technical and other factors and provide attractive opportunities for CHS to add value to its relationships with its vendors and customers through the presence of its knowledgeable local management. The Company is considering entering the United States market in a way that would provide the economies of scale which the Company believes are necessary to operate effectively in this market. The Company believes that entering the United States market may provide benefits to its existing operations by increasing the volume of purchases which the Company makes from its vendors, thus assisting the Company in obtaining enhanced volume discounts and other opportunities available to large volume purchasers. There can be no assurance that the Company will be able to enter the United States market or that any operations in such market would be profitable. The Company attempts to limit its exposure to declines in any one area or economy by its presence in a large number of markets.


   /bullet/ OPERATE WITH A DECENTRALIZED OPERATING STRUCTURE. CHS operates through a decentralized structure, under which each subsidiary is managed autonomously. Local operating procedures are utilized as they were developed in response to local market conditions. The founders and managers of acquired companies typically remain in place to continue management of operations and maintenance of local customer relationships. This decentralized operating structure is complemented by centralized financial controls, which provide the Company's senior managers with frequent and regular status reports for each of the Company's operating subsidiaries. Management believes that this structure provides the Company with significant operating advantages including locally-refined procedures within each of the Company's geographic markets which have been developed to most effectively address the heterogeneous commercial and cultural characteristics of such markets.


   /bullet/ GROW THROUGH ACQUISITIONS. A major portion of the Company's growth is attributable to acquisitions and the Company intends to continue its practice of making targeted purchases of high quality distributors in selected markets. During the period which began January 1, 1995 and ended December 31, 1997, the Company made 26 acquisitions, the most significant of which were the acquisition of seven European and Latin American distribution businesses (collectively, the "Merisel Companies"), from Merisel, Inc. ("Merisel"), and the acquisitions of Frank & Walter, Karma and Santech. The Company generally seeks companies that have strong entrepreneurial management teams and experience in the local market and that could benefit from the economies of scale that the Company provides through its focused product lines. In order to reduce financial risk and enhance operating performance, in many cases the Company structures an acquisition with an earnout component based on the performance of the acquired company and generally payable in shares of Common Stock one year subsequent to the acquisition. The Company also makes select acquisitions using cash or stock without an earnout component. These local distributors generally are attracted to combining with CHS in order to gain personal financial liquidity, access to key product lines provided by CHS and enhanced vendor credit facilities. After an acquisition, the new CHS subsidiary adopts the policies and financial reporting procedures of the Company but operates as a relatively autonomous business unit, consistent with the Company's decentralized structure. The Company believes its acquisition strategy is advantageous to its vendors because, through their relationship with CHS, vendors may gain entry into new markets with established local distribution companies and can substitute the creditworthiness of CHS for that of the local distributor.


PRODUCTS AND CUSTOMERS


     The Company's sales consist of hardware and software products such as local area networks, disk drives, personal computers and printers to an active customer base, as of December 31, 1997, of more than 102,000 VARs and computer retailers. The Company's products also include components such as random access memory chips, central processing units and integrated circuit boards. For the year ended December 31, 1997, the Company's product mix by category was mass storage (21%), personal computers (17%), printers (15%), software (10%), components (10%), networking and multimedia (10%), peripherals (9%) and other (8%).


     The Company purchases its products directly from hardware manufacturers and software publishers in large quantities. As a focused distributor, the Company focuses on a small number of leading vendors in each product category and on a small number of high volume items of that manufacturer or publisher. As a result, the Company carries fewer individual products than broadline distributors and works with fewer vendors. The largest Company operating subsidiaries maintain between 10,000 and 14,000 SKUs per location while broadline distributors typically carry more than 40,000 SKUs.


     The Company's customers typically rely on distributors as their principal source of microcomputer products and financing. The Company's backlog of orders is not considered material to an understanding of its business. No single customer accounted for more than one percent of the Company's net sales in the year ended December 31, 1997.


VENDOR RELATIONS


     The Company obtains its products from its vendors under non-exclusive distribution agreements, which are subject to renewal annually and may be canceled by either party on short notice. Under these agreements, the Company has the right to purchase products at discounts from the list prices. The amounts of the discounts are determined each year at the time of renewal on the basis of the projected sales of the Company for the following year and vary for each vendor. The Company is not required to make additional product payments if it fails to achieve its projected sales level for the year, but its product discounts in the following year may be reduced because of the lower sales levels. In 1997, 90% of the products distributed by the Company were purchased from 60 vendors; 35%, 34% and 19% of its net sales during the years ended December 31, 1995, 1996 and 1997, respectively, were derived from the sale of products supplied by Hewlett-Packard. An additional 12% of sales during 1996 and 10% of net sales during the 1997 were derived from the Company's next largest supplier, Microsoft. The Company's agreements with vendors provide a form of price protection specifying that if the list price of a product is reduced by the vendor, the Company will typically receive a credit in the amount of the reduction in distributor cost for each item of the product in inventory.


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


     Vendors deliver products against purchase orders tendered by the Company. The Company will often request specific delivery dates in its purchase orders and lead times for delivery from vendors are typically short. Delivery is, however, subject to availability, and vendors have no liability to the Company for failure to meet a delivery date. The Company experiences delivery delays and inventory shortages from time to time. In the opinion of management, these delays and shortages are common to other distributors of microcomputer products in general, and do not have a significant adverse impact on the Company's operations.


     The Company's vendors have increased available credit to the Company commensurate with its growth. Many of the Company's vendors provide discounts for prompt payment. Generally, the Company is required to make payment within 14 to 90 days following delivery of products. With some vendors, the Company can earn a discount for early payment of between 1.5% and 3% of the invoice amount. To the extent sufficient funds are available, the Company attempts to take advantage of these discounts.


     Several of the Company's vendors also provide for volume rebates based on achieving a predetermined goal of products sold during a quarter period. The Company has experienced increases in such amounts in recent periods in connection with its growth.


     Generally, the Company's vendors have the right to terminate their respective distribution agreements on short notice to the Company. In some cases, the Company must be given a reasonable opportunity to cure any violation of the agreement before it may be terminated. The Company similarly has the right to terminate its distribution agreements on short notice to the vendor. The Company is of the opinion that its relationships with its vendors are good, and has no reason to believe that its current material distribution agreements will be terminated or not renewed in the foreseeable future.


SALES, MARKETING AND CUSTOMER SUPPORT


     In order to address the individual customs, practices and business conventions within countries effectively, each operating subsidiary of the Company maintains general autonomy with respect to sales, marketing and customer support. Oversight and strategic direction are provided by senior management of the Company.


     SALES. The Company markets its products to resellers, who either package the Company's products with other computer equipment or sell the products on an individual basis to end-users. As of December 31, 1997, the Company distributed products to approximately 69,000 active resellers in Western Europe, 22,000 in Latin America and 11,000 in Eastern Europe.


     Each operating subsidiary maintains a sales staff organized to interface effectively with its respective customer base. As of December 31, 1997, approximately 41% of the Company's employees were involved in sales activities.



     The Company's customers typically place orders with a sales representative. Almost all orders are for pick-up or next day delivery. The Company's computer systems generally allow the representative to check customer credit limits, current inventory levels and pricing.


     MARKETING. The Company utilizes a variety of programs to market its major vendors' products, including direct mailings, periodic advertising by facsimile, advertisements in industry trade publications, product brochures, seminars and participation in selected trade shows. Marketing programs are effectuated at the subsidiary level and are designed to build awareness of the Company, its products and their collective capability. Each operating subsidiary maintains staff to provide marketing support.


     Funds for the Company's advertising budget generally are obtained from cooperative advertising reimbursements and market development funds provided by vendors. Cooperative reimbursements have typically represented approximately 1% to 2% of the dollar amount of products purchased from those major vendors. Marketing programs designed for cooperative reimbursement are vendor and product specific and are designed with vendor approval. Market development funds are provided to create market awareness of vendors' products. Cooperative advertising reimbursements and market development funds are recorded in the Company's financial statements as a reduction of selling, general and administrative expenses.

     CUSTOMER SUPPORT. Under several vendor agreements, the Company is required to maintain a staff of qualified and trained sales, repair, and support employees who are able to provide information and advice to resellers, provide warranty repair service and train resellers on the vendor's products, their applications, configurations with other computer products, and installation and support requirements. The employees of the Company fulfilling these functions are required to complete training courses provided by the vendor.


     In addition, the Company supports all products with a full manufacturer's warranty and maintains an industry standard return policy, similar to that of its competitors.


INTERNAL AUDIT


     The Company currently maintains 8 internal auditors on its staff; six for Europe and Karma, one for Latin America, and the Director of Internal Audit. The Company has two auditors that specialize in inventory audits. The inventory auditors report directly to the President. The other auditors report directly to the director of internal audit who reports to the Chief Financial Officer of the Company and to the Audit Committee of the Board of Directors. The Company intends to expand its internal audit staff consistent with its growth. During 1997, there were 83 internal and 31 inventory audits performed with respect to the Company.


COMPETITION


     The Company operates in an industry which is characterized by intense competition based on price, product availability, provision of credit to customers, delivery time, customer support services and breadth of product line. Competition exists in a variety of forms including direct sales by vendors, mail order sales, international distributors, and local distributors. Some of the Company's competitors have greater financial and administrative resources than the Company. The Company believes availability of products is a key element of competitiveness and attempts to differentiate itself from its competition by providing a select number of name brands in each product line and maintaining a sufficient inventory of select products to meet demand. The Company enhances its competitive position by providing responsive customer service through support and employee training programs. The Company believes that its vendors and their products are respected in the industry for high quality and performance.


     Vendor contracts frequently limit sales of their products to specific geographic areas. Although these restrictions limit the ability of the Company's subsidiaries to sell outside of their jurisdictions, competition in the subsidiary's area is also reduced.


EMPLOYEES


     At December 31, 1997, the Company employed approximately 4,260 full-time employees of whom 400 were located in the United States. Of the total number of employees, approximately 1,760 worked in marketing and sales, 800 worked in warehousing and delivery and 1,700 were employed in other positions, including administration. Employees in certain countries are represented by labor councils mandated by government regulations which determine compensation and benefits. With these exceptions, none of the Company's employees are represented by unions. Severance costs associated with termination of employment in many countries are higher than in the United States. There has been no disruption of operations due to a labor dispute. Management considers its employee relations to be good.

ITEM 2. PROPERTIES


     The corporate headquarters of the Company is located at 2000 N.W. 84th Avenue, Miami, Florida, which is also the principal operational facility for its Latin America regional operations and the operations of CHS Latin America, Inc. The Company's subsidiaries operate through approximately 70 locations totalling approximately three million square feet. Most locations consist of an administrative office utilized by the subsidiary and an adjoining or nearby warehouse and distribution facility.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The following table sets forth for the periods indicated the high and low closing sales prices of the Company's Common Stock (symbol: CHSE) from January 1, 1996 through June 6, 1996 on the Nasdaq Small-Cap Market and thereafter on the Nasdaq National Market. The Company effected a one-for-two reverse stock split on March 14, 1996. On September 15, 1997, the Company effected a three-for-two forward split for all shareholders of record as of September 2, 1997. All prior amounts have been adjusted to reflect the effects of such splits. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

                                                HISTORIC PRICES
                                            ------------------------
 FISCAL YEAR              PERIOD                HIGH          LOW
-------------   -------------------------   -----------   ----------
    1996        First Quarter ...........    $  11.00      $  5.33
                Second Quarter ..........       12.33         6.58
                Third Quarter ...........        9.67         6.67
                Fourth Quarter ..........       13.00         6.83
    1997        First Quarter ...........       16.08        10.33
                Second Quarter ..........       17.75        11.50
                Third Quarter ...........       29.75        17.21
                Fourth Quarter ..........       30.75        14.75

     The last reported sale price of the Common Stock as reported on the Nasdaq National Market on March 23, 1998 was $18.25 per share. As of March 23, 1998, the outstanding Common Stock was held of record by 343 shareholders. The Company believes that it has in excess of 400 beneficial owners.


     The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


     In the first quarter of 1997, the Company issued 274,855 shares of its Common Stock in connection with its acquisition of Wyrsch Trading A.G., a Swiss limited liability company, and 3,300,000 shares of its Common Stock in connection with its acquisition of Frank & Walter Computer GmbH, a German corporation. In the third quarter of 1997, the Company issued 4,813,432 shares of its Common Stock in connection with its acquisition of Karma International, S.A., a Luxembourg corporation, and 283,288 shares of its Common Stock in connection with its acquisition of CompExpress Informatica Ltda, a Brazilian corporation. Each of the aforementioned issuances of Common Stock were made without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act.


     In January 1998, the Company implemented a Common Stock Purchase Rights Plan and distributed one right (a "Right") for each share of the Company's Common Stock outstanding. Each Right has an initial exercise price of $100 for one-one thousandth of a share of the Company's Series A junior participating preferred stock. The Rights are not exercisable or transferable, apart from the Company's Common Stock, until after a person or group acquires, or has the right to acquire, beneficial ownership of 15% or more of the Company's Common Stock (which threshold may, under certain circumstances, be reduced to 10%) or announces a tender or exchange offer to acquire such percentage of the Company's Common Stock. Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company, or the particular acquiring person or group under certain circumstances and conditions, the number of shares of the Company's, or such person's or group's, Common Stock having a market value equal to twice the exercise price of the Right. The Rights are redeemable by the Company's Board of Directors under certain circumstances.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


     The following tables set forth certain financial data for each year in the five year period ended December 31, 1997. The information presented as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, is derived from the audited consolidated financial statements of the Company, which statements have been audited by Grant Thornton LLP, independent public accountants. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.



                                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                       1993          1994          1995           1996            1997
                                                   -----------   -----------   -----------   -------------   -------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
INCOME STATEMENT DATA:
Net sales ......................................    $146,408      $359,169      $936,703      $1,855,540      $4,756,383
Cost of goods sold .............................     136,968       333,983       868,716       1,724,432       4,409,714
                                                    --------      --------      --------      ----------      ----------
Gross profit ...................................       9,440        25,186        67,987         131,108         346,669
Operating expenses .............................       9,075        21,798        57,188         102,235         257,508
                                                    --------      --------      --------      ----------      ----------
Operating income ...............................         365         3,388        10,799          28,873          89,161
Interest income ................................        (229)         (250)       (1,757)         (3,199)        (11,470)
Interest expense ...............................       1,076         2,070         6,454          11,712          35,618
                                                    --------      --------      --------      ----------      ----------
Earnings (loss) before income taxes and
  minority interest in subsidiaries ............        (482)        1,568         6,102          20,360          65,013
Provision for income taxes .....................         241           603         1,797           6,086          13,988
Minority interest ..............................          --            --            --           2,108           2,634
                                                    --------      --------      --------      ----------      ----------
Net earnings (loss) ............................    $   (723)     $    965      $  4,305      $   12,166      $   48,391
                                                    ========      ========      ========      ==========      ==========
Net earnings (loss) per share--basic ...........        (.21)          .14           .41             .80            1.44
Net earnings (loss) per share--diluted .........        (.21)          .14           .37             .78            1.32
Weighted average shares
  outstanding--basic ...........................       3,403         7,039        10,618          15,244          33,527
OTHER DATA:
Number of countries ............................           2            10            15              28              39
Inventory turns ................................          23            10            10              10               9
Days receivable ................................          31            32            35              36              33


                                                              AT DECEMBER 31,
                                      ---------------------------------------------------------------
                                          1993         1994         1995        1996         1997
                                      -----------   ----------   ---------   ---------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents .........         603        8,368       11,171      35,137        68,806
Working capital (deficit) .........      (1,426)      14,004        9,843      31,506       278,771
Total assets ......................      29,058      164,468      265,804     861,949     1,968,822
Total debt ........................       6,949       23,302       55,239     201,259       371,066
Shareholders' equity ..............       1,930       19,870       29,892     104,533       667,764

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO CONTAINED ELSEWHERE HEREIN.


"FORWARD-LOOKING" INFORMATION


     This Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations of beliefs, including, but not limited to, statements concerning gross margins, the effect of Karma's results on operating expenses and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis, the financial condition of the Company's customers, the failure to properly manage growth and successfully integrate acquired companies and operations, changes in economic conditions, demand for the Company's products and changes in competitive environment.


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


OVERVIEW


     CHS distributes microcomputer products, including personal computers, peripherals, networking products and software in 39 countries, primarily in Western Europe, Eastern Europe and Latin America. The Company has pursued and expects to continue to pursue an aggressive strategy of growth through acquisitions of distributors in these and other regions. Together with growth in its existing business, such acquisitions have enabled the Company to significantly increase net sales and achieve strong operating results. From 1993 to 1997, the Company's net sales increased from $146.4 million to $4.8 billion. The Company attributes these increases in sales to its acquisitions, increased consumer demand for the Company's products and an expansion of the range of products offered.


     The Company derives all of its operating income and cash flow from its operating subsidiaries, most of which are organized and operated outside the United States. Generally, the Company purchases its inventory with a combination of United States dollars and local currency and sells in local currency. The Company seeks to limit its exposure to the risk of currency fluctuations through hedging. See "--Currency Risk Management."

     The following table sets forth acquisitions made by the Company, the service areas of the operations acquired and the dates as of which the results of operations of the acquired company were included in the Company's financial statements during 1995 to 1997.



                                                                                      DATE INCLUDED IN
SUBSIDIARY(1)                                     SERVICE AREA                      FINANCIAL STATEMENTS
-----------------------------------------------   ------------------------------   ---------------------
CHS Nexsys(2) .................................   Colombia                         December 1997
CHS Ledakon ...................................   Colombia                         November 1997
CHS Romak .....................................   Ireland                          October 1997
CompExpress ...................................   Brazil                           October 1997
Santech .......................................   Norway, Sweden, Denmark          October 1997
Ameritech Argentina(3) ........................   Argentina                        August 1997
Ameritech Exports(3) ..........................   Latin America                    August 1997
Atlantis Skupina(4) ...........................   Slovenia                         August 1997
Karma .........................................   Europe, Middle East and Asia     August 1997
Lars Krull ....................................   Denmark, Norway, Sweden          August 1997
CHS Dinexim ...................................   Latin America                    May 1997
CHS Access and Agora ..........................   Czech Republic                   May 1997
CHS International High Tech Marketing .........   Africa                           April 1997
Frank & Walter ................................   Germany                          January 1997
CHS Estonia ...................................   Estonia                          January 1997
Infocentro de Chile(4) ........................   Chile                            January 1997
CHS Merisel United Kingdom(5) .................   United Kingdom                   October 1996
CHS Merisel France(5) .........................   France                           October 1996
CHS Merisel Switzerland(5) ....................   Switzerland                      October 1996
CHS Merisel Germany(5) ........................   Germany                          October 1996
CHS Merisel Austria(5) ........................   Austria                          October 1996
CHS Merisel Latin America(5) ..................   Latin America                    October 1996
CHS Merisel Mexico(5) .........................   Mexico                           October 1996
CHS Ecuador(4) ................................   Ecuador                          June 1996
CHS Russia ....................................   Russia                           June 1996
CHS Switzerland ...............................   Switzerland                      April 1996
CHS Peru ......................................   Peru                             March 1996
CHS Hungary(4) ................................   Hungary                          February 1996
CHS Poland ....................................   Poland                           November 1995
CHS Czechia(6) ................................   Czech Republic                   October 1995
CHS Sweden ....................................   Sweden                           July 1995
CHS Finland ...................................   Finland                          July 1995
CHS BEK .......................................   Latin America                    July 1995

----------------
(1) The names are those by which the Company refers to its subsidiaries and are not necessarily the legal names of the entities.
(2) The Company owns 65% of this company.

(3) Deemed by the Company to be part of one acquisition.

(4) The Company owns 51% of this company.

(5) Deemed by the Company to be part of one acquisition.

(6) The Company acquired a 16% interest in CHS Czechia in January 1993 and acquired the remaining 84% in October 1995.

RESULTS OF OPERATIONS


     The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Earnings:



                                                YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1995          1996          1997
                                         -----------   -----------   -----------
Net sales ............................       100.0%        100.0%        100.0%
Cost of goods sold ...................        92.7          92.9          92.7

Gross profit .........................         7.3           7.1           7.3
Operating expenses ...................         6.1           5.5           5.4

Operating earnings ...................         1.2           1.6           1.9
Interest income ......................         (.2)          (.1)          (.2)
Interest expense .....................          .7            .6            .7

Earnings before income taxes .........          .7           1.1           1.4
Income taxes .........................          .2            .3            .3
Minority interest ....................          --            .1            .1

Net earnings .........................          .5%           .7%          1.0%

1997 COMPARED TO 1996


     NET SALES. Net sales increased $2.9 billion, or 156.3%, from $1.9 billion in 1996 to $4.8 billion in 1997 due principally to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, newly acquired subsidiaries (including existing CHS companies for the first nine months of 1997 which were integrated with companies acquired from Merisel) contributed $2.5 billion. Net comparable sales of subsidiaries consolidated for both 1996 and 1997 grew $371.3 million or 28.0%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company.


     GROSS PROFIT. Gross profit increased $215.6 million, or 164.4%, from $131.1 million in 1996 to $346.7 million in 1997 due principally to acquisitions and, to a lesser extent, internal growth. Gross profit on a comparable basis for subsidiaries consolidated for both 1996 and 1997 increased $42.4 million, or 48.3%. Newly acquired subsidiaries (including existing CHS companies for the first nine months of 1997 which were integrated with companies acquired from Merisel) contributed $173.1 million of increased gross profit.


     Gross margin increased from 7.1% in 1996 to 7.3% in 1997. The change in gross margin was due to increased early payment discounts and vendor rebates offset to some extent by lower gross margins of the recently acquired Karma operations. The Company utilized more early payment discount opportunities as a result of the cash generated by its public equity offering in July 1997. Additionally, the Company's growth has resulted in more favorable volume rebates with certain key vendors. The increase in gross margin attributable to early payment discounts (0.2%) and volume rebates (1.4%) was offset by the fact that the Karma operation has a lower gross margin due to the nature of the products sold. The Company expects that 1998 gross margins will be lower than in 1997 due to the impact of having the Karma operations included in the entire year and due to continued competitive pressures. Although the Company has been achieving higher gross margins (10.5% and 9.3% in 1996 and 1997, respectively) in its Eastern European operations than in other areas, the Company expects gross margins in Eastern Europe to continue to decline due to increased competition and a Company strategy to increase sales through more competitive pricing. The Company expects that the impact on gross profit due to decreased gross margins in this geographic area will be fully offset by increased sales.


     OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 5.5% in 1996 to 5.4% in 1997. Included were the expenses of maintaining a minimally utilized warehouse in the Netherlands in 1997 and $1.4 million in Merisel restructuring expenses in 1996. In 1998 the warehouse is expected to be utilized for distribution of universal products (E.G., mass storage and components). The comparative operating expense ratios without these items would have been 5.4% for 1997 and 5.4% for 1996. The Company expects that the inclusion of Karma's results for a full year will result in operating expenses being a lower percentage of net sales based on the lower operating expenses of Karma. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net gain of $1.2 million in 1997 and $1.6 million in 1996.

     NET INTEREST EXPENSE. Net interest expense increased $15.6 million, or 183.7%, from $8.5 million in 1996 to $24.1 million in 1997. The increase is directly related to the increase in average loan amounts outstanding.

     INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest in subsidiaries decreased from 29.9% in 1996 to 21.5% in 1997. The change is due to a higher proportion of income earned in jurisdictions with lower tax rates and the use of net operating loss carryforwards, offset, to a certain extent, by losses in subsidiaries with no tax benefit and non deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1998 principally due to its ability to use remaining net operating loss carryforwards from certain subsidiaries and the proportion of income expected in jurisdictions with lower tax rates.


1996 COMPARED TO 1995

     NET SALES. Net sales increased $918.8 million, or 98.1%, from $936.7 million in 1995 to $1.9 billion in 1996 due principally to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, subsidiaries not included in both 1995 and 1996 contributed $640.7 million. Net comparable sales of subsidiaries consolidated for both 1995 and 1996 grew $278.1 million or 29.7%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company and the expansion of sales by the Company's subsidiaries to include a full range of products.

     GROSS PROFIT. Gross profit increased $63.1 million, or 92.8%, from $68.0 million in 1995 to $131.1 million in 1996 due principally to acquisitions and, to a lesser extent, internal growth. Gross profit on a comparable basis for subsidiaries consolidated for both 1995 and 1996 increased $13.6 million, or 20.0%. Subsidiaries not included in both 1995 and 1996 contributed $49.5 million of gross profit.

     Gross margin decreased from 7.3% in 1995 to 7.1% in 1996. The decrease was due to lower gross margins from subsidiaries located in Western Europe, particularly those operations acquired from Merisel, which, as a result of high volumes of sales by those entities, had a significant impact on the Company's gross margin as a whole. The Company attributes the decrease in gross margins to competitive pressures in this region, especially in Germany. The Company's subsidiaries in Germany had the lowest gross margins of all its European subsidiaries in 1996. The Company expects that overall gross margin may continue to decline in 1997 due to continued competitive pricing pressures and the fact that the gross margins of the acquired Merisel companies have been generally lower than that of the Company and will be included in the consolidation for the full year. In addition, the acquisition of Frank & Walter, which operates in Germany, where gross margins are generally lower, will also impact overall gross margin. The gross margin of the combined Merisel companies for the nine months ended September 30, 1996 was 7.0%.

     OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 6.1% in 1995 to 5.5% in 1996. The decline was due to efficiencies gained through increased sales volume and the Company's efforts to control costs. The reduction was achieved even though a provision of $1.4 million was made for restructuring costs incurred by CHS (consisting of severance costs for CHS employees, write-off of CHS leasehold improvements and lease termination costs of CHS closed facilities) to implement consolidation in markets in which a CHS company previously existed and a company was acquired from Merisel. The operating expense ratio without such charge would have been 5.4% for the year.

     NET INTEREST EXPENSE. Net interest expense increased $3.8 million, or 81.2%, from $4.7 million in 1995 to $8.5 million in 1996. The increase is directly related to the increase in average loan amounts outstanding.

     INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest in subsidiaries increased slightly from 29.4% in 1995 to 29.9% in 1996. Management does not believe this change is significant. The difference between this tax rate and the statutory United States tax rate is due to the utilization of net operating loss carryforwards and lower foreign tax rates, offset to some extent by losses in subsidiaries with no tax benefit and non-deductible goodwill amortization.


SEASONALITY


     The Company typically experiences variability in its net sales and net income on a quarterly basis as a result of many factors, including the condition of the microcomputer industry in general, shifts in demand for software and hardware products and industry announcements of new products or upgrades. Sales in Europe in the first and fourth quarters of each year are typically higher than in the second and third quarters. In Latin America, sales in the third and fourth quarters of each year are typically higher than in the first and second quarters.


LIQUIDITY AND CAPITAL RESOURCES


     Net cash of $248.5 million and $99.1 million was used in operating activities in the years ended December 31, 1997 and 1996, respectively. In both years, cash was used principally due to increases in inventories, trade accounts receivable and amounts due from affiliates, offset in 1996 by increases in accounts payable. In 1997, cash was also used to lower accounts payable and accrued expenses. Net cash used in investing activities in 1997 and 1996 included $19.5 million and $11.6 million, respectively, related to fixed asset additions. In addition, $201.5 million and $26.9 million were used in acquisitions during the years ended December 31, 1997 and 1996, respectively. Net cash of $507.2 million and $163.3 million was provided by financing activities in the years ended December 31, 1997 and 1996, respectively, due principally to proceeds of equity public offerings totalling $428.2 million in 1997 and $50.6 million in 1996. Furthermore, net borrowings from banks totalled $74.7 million and $112.5 million in the years ended December 31, 1997 and 1996, respectively.


     Certain of the Company's United States based subsidiaries are parties to a Loan and Security Agreement providing for revolving credit advances and the issuance of letters of credit against eligible accounts receivable and inventory up to a maximum of $60 million. Amounts outstanding bear interest, at the election of the borrowers, at either a variable market rate based on the prime rate of the lender or LIBOR. The agreement limits the ability of the borrowers to pay dividends to the Company. The agreement matures in October 1999 and is secured by a lien on essentially all of the borrowers' assets. The agreement contains certain restrictive covenants. During November and December 1997, the borrowers were in violation of requirements to deposit receipts in specified accounts. The lender has waived these violations. The Company has guaranteed this indebtedness.


     The Company's subsidiaries typically enter into revolving credit agreements with financial institutions in their countries of operations. At December 31, 1997, the aggregate amount available under these agreements was $445.4 million and $348.3 million was then outstanding. Such agreements are usually for a term of one year and are secured by the receivables of the borrower. The weighted average interest rate at December 31, 1997 was 7.3%. The Company typically guarantees these loans. The Company has also guaranteed the obligations of certain of its subsidiaries to manufacturers.


     The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from, and intercompany borrowings with, its subsidiaries to generate the funds necessary to meet its obligations. In certain countries, exchange controls may limit the ability of the Company's subsidiaries to make payments to the Company. Restrictions in financing or credit arrangements may also limit access to such earnings. Certain of the Company's subsidiaries are parties to financing agreements that limit the ability of such subsidiaries to make payments to the Company. In the year ended December 31, 1997, the contribution of such subsidiaries to the Company's consolidated EBITDA was 16%. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets and cash flow of such subsidiaries over the claims of the Company or its creditors. See Note F to the Consolidated Financial Statements.

     The Company has completed a risk assessment of the ability of its information systems to operate in light of the "year 2000 problem." Based on the assessment, the Company has developed an action plan, which principally consists of replacing existing non-compliant systems with new systems. The Company believes it is feasible to acquire such new systems before the year 2000 and that the cost of such systems are within its capital cost budget and financing capabilities.

     The Company's principal need for additional cash in 1998 will be for the purchase of additional inventory to support growth and to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment and to pay amounts due to sellers of businesses. The Company anticipates funding this cash requirement partially through the Note Offering, the New Credit Facility and its subsidiaries' existing bank credit lines and through additional credit facilities, but there can be no assurance that financing will be available on terms acceptable to the Company. The unavailability of such financing could adversely affect the growth of the Company.


INFLATION

     The Company operates in certain countries that have experienced high rates of inflation and hyperinflation. However, inflation did not have any meaningful impact on the Company's results of operations during the year ended December 31, 1997 nor during the three-year period ended December 31, 1997, and the Company does not expect that it will have a material impact during 1998.


ASSET MANAGEMENT

     INVENTORY. The Company's goal is to achieve high inventory turns and maintain a low number of SKUs and thereby reduce the Company's working capital requirements and improve return on equity. The Company's strategy to achieve this goal is to both manage its inventory effectively and achieve high order fill rates.

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

     ACCOUNTS RECEIVABLE. The Company manages its accounts receivable to balance the needs of its customers to purchase on credit with its desire to minimize its credit losses. Bad debt expense as a percentage of the Company's net sales for each of the years ended 1996 and 1997 was 0.2%. The Company's credit losses have been minimized by its extensive credit approval process and the use of credit insurance and factoring by its Western European subsidiaries. In its sales to customers in Latin America, the Company often receives post-dated checks at the time of sale. Customers who qualify for credit are typically granted payment terms appropriate to the customs of each country.


CURRENCY RISK MANAGEMENT

     FUNCTIONAL CURRENCY. The Company's functional currency, as defined by Statement of Financial Accounting Standards ("SFAS") No. 52, is the United States dollar. Most of the Company's subsidiaries use their respective local currencies as their functional currency and translate assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the year. Translation effects are reflected in the cumulative foreign currency translation adjustment in equity. The Company's exposure under these translation rules, which is unhedged, may affect the carrying value of its foreign net assets and therefore its equity and net tangible book value, but not its net income or cash flow. Exchange differences arising from transactions and balances in currencies other than the functional currency are recorded as expense or income in the subsidiaries and the Company and affect the Statements of Earnings.

     HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the year ended December 31, 1997, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 88% of Company sales were made in currencies other than the United States dollar. The primary currencies in which sales were made were the German mark (29% of sales), the French franc (10%) and the British pound (9%). At December 31, 1997, approximately $271.6 million of accounts payable were attributable to foreign currency liabilities denominated in currencies other than the subsidiaries' functional currencies. Of these, $229.3 million were denominated in United States dollars and $26.2 million were denominated in German marks. Approximately 39% of these liabilities were unhedged. The most significant unhedged amounts were recorded in Czechian korunas ($24.7 million), Hong Kong dollars ($21.7 million), Polish zlotys ($14.2 million), Argentine pesos ($13.6 million), and Mexican pesos ($10.6 million).


     CHS Finance, a wholly owned subsidiary of the Company, engages in central treasury functions including hedging activities related to foreign currency for the Company and short-term working capital loans to the Company's subsidiaries to enable them to take advantage of early payment discounts offered by certain vendors. These loans are denominated in the functional currency of the borrowing subsidiary or United States dollars. Generally, CHS Finance hedges its receivables denominated in currencies other than its functional currency, the Swiss franc. It attempts to limit the amount of unhedged receivables to an amount which approximates the total unhedged liabilities. The Company intends to review this policy periodically and may modify it in the future.


     Through both hedging activities coordinated by CHS Finance and subsidiary hedging activities, the Company makes forward purchases of United States dollars in an attempt to hedge certain European currencies and reduce exposure to fluctuations in exchange rates. Additionally, in certain countries in Eastern Europe and in Latin America where it is not practical to make forward purchases, to minimize exposure to currency devaluations, the Company has adopted a policy of attempting to match accounts receivable with accounts payable and to limit holdings of local currencies. In these countries, the Company attempts to sell products at the United States dollar equivalent rate. Factors which affect exchange rates are varied and no reliable prediction methods are available for definitively determining future exchange rates. In general, countries make an effort to maintain stability in rates for trade purposes. There can be no assurance that these asset management programs will be effective in limiting the Company's exposure to these risks.


NEW ACCOUNTING PRONOUNCEMENTS


     The Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income" in June 1997. SFAS No. 130 requires that changes in the amounts of items that bypass the income statement and are only reported within a balance in shareholders' equity be included in a separate financial statement. The only item that qualifies as a component of comprehensive income currently bypassing the statement of income is the foreign currency translation adjustment. SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this standard will not have an effect on the Company's financial position or result of operations.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The consolidated financial statements of the Company appear beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     (a)  Directors of the Company.


     The information required regarding the identification of the Company's directors is incorporated by reference to the information contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company.


     (b)  Executive Officers of the Company.


     The executive officers of the Company, as well as certain key employees, and their ages as of December 31, 1997, are as follows:



              NAME                 AGE                                 POSITION
-------------------------------   -----   -----------------------------------------------------------------
Claudio Osorio ................    39     Chairman of the Board, Chief Executive Officer and President
Alvin Perlman .................    70     Executive Vice President--Vendor and Banking Relations
                                            and Director
Carsten Frank .................    34     Executive Vice President--Asian Region and Director
Clifford Dyer .................    59     Executive Vice President--Latin American Region
Craig Toll ....................    49     Vice President of Finance, Chief Financial Officer and Treasurer
Antonio Boccalandro ...........    30     Chief Officer of Mergers and Acquisitions, Secretary
                                            and Director
Pasquale Giordano(1) ..........    47     Executive Vice President--European Region
Arturo Osorio(1) ..............    28     Chief Operating Officer--Latin American Region
Alvi Mazon(1) .................    31     Chief Operating Officer--Karma Operations
Zbynek Kraus ..................    44     General Manager of Czech Republic Operation and Director

----------------
(1) Each of these persons is a key employee, but not an executive officer of the Company.


     CLAUDIO OSORIO (full name--Claudio Eleazar Osorio Rodriguez), the founder of the Company's current business and operations, has served as the Chairman of the Board, President, and Chief Executive Officer of the Company since 1993. Mr. Osorio has served as President of Comtrad since 1988. He is a director of Comtrad and the President and a director of CHI.


     ALVIN PERLMAN has been a director of the Company since 1993 and Executive Vice President--Vendor and Banking Relations since August 1997. From 1994 until August 1997 he was the Executive Vice President--Latin American Region of the Company. He has served for the past five years as the Chief Executive Officer of Zemex Electronics, Inc., d/b/a CHS Promark, and was the sole owner of CHS Promark prior to its acquisition by the Company in June 1994. Mr. Perlman served as a director of CHI from November 1994 until October 1997.


     CARSTEN FRANK has been a director of the Company since May 1997 and has been Executive Vice President--Asian Region of the Company since March 1, 1998. From March 1997 until February 28, 1998, he was the Executive Vice President--European Region of the Company. Mr. Frank founded Frank & Walter in 1988 and has served as such company's Managing Director since its formation. Frank & Walter was acquired by the Company in March 1997.


     CLIFFORD DYER has been the Executive Vice President--Latin American Region of the Company since August 1997. From January 1997 until July 1997 he was the Chief Operating Officer--Latin American Region. From February 1987 until it was acquired by the Company in October 1996, Mr. Dyer was President of Merisel Latin America, Inc. and was responsible for all Latin American operations. He was the founder in 1982 of the predecessor company to Merisel Latin America, Inc. Prior to 1982, Mr. Dyer was President of GTE Venezuela and held directorships in various companies.


     CRAIG TOLL has been the Vice President of Finance of the Company since August 1997 and has been the Chief Financial Officer of the Company since July 1994 and its Treasurer since June 1995. Mr. Toll was self-employed as a consultant to CHS Promark from April 1994 to June 1994. For over five years prior to April 1994, Mr. Toll was a partner in the accounting firm of Deloitte & Touche.


     ANTONIO BOCCALANDRO has been the Chief Officer of Mergers and Acquisitions of the Company since August 1997 and has been a director and the Secretary of the Company since 1993. He was Treasurer of the Company from December 1993 to June 1995. He has also been employed in various capacities by Comtrad since 1988. Mr. Boccalandro became a director of Comtrad in 1990 and he has been a director of CHI since June 1994.


     PASQALE GIORDANO has been the Executive Vice President--European Region of the Company since March 1, 1998. From January 1, 1997 until February 28, 1998 he was Chief Operating Officer--European Region. From January 1989 through December 31, 1996, Mr. Giordano was the President and Chief Operating Officer of CHS Promark. Prior to such service, he was a Vice President of CHS Promark in charge of its New York office. From 1988 until he joined CHS Promark in 1989, Mr. Giordano was Vice President of the electronics division of Abraham & Strauss, a division of Federated Department Stores, Inc.


     ARTURO OSORIO has been the Chief Operating Officer of the Latin American Region since September 1997. Mr. Osorio was the General Manager and Northern Regional Director for CHS Promark from 1994 to 1996 and Director of Sales from 1996 to August 1997. Mr. Osorio occupied various positions in sales and management for Comtrad from 1988 to 1994.


     ALVI MAZON has been the Chief Operating Officer--Karma Operations of the Company since August 1997. From September 1990 through July 1997, Mr. Mazon was the Managing Director of Karma.


     ZBYNEK KRAUS has been a director of the Company since March 1996 and, since 1993, the General Manager of the Company's Czech Republic operation. From January to December 1996, Mr. Kraus served as Vice President--East European Region of the Company. From 1990 to 1993, he was an owner and the sales director of the Czech Republic operation.


ITEM 11. EXECUTIVE COMPENSATION


     The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)  Documents Filed as Part of this Report.


        (1)  Financial Statements


           See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included under this Annual Report on Form 10-K.


        (2)  Financial Statement Schedules


        (3)


 EXHIBIT    DESCRIPTION
---------   --------------------------------------------------------------------------------------------
 3.1        Articles of Incorporation(1)
 3.2        Bylaws(1)
10.1        Plan of Acquisition dated June 30, 1994(2)
10.2        Form of Registration Agreement(2)
10.3        Agreement and Plan of Exchange dated June 30, 1994(2)
10.4        Purchase and Sale Agreement dated June 30, 1994(2)
10.5        Repurchase Option Agreement dated June 30, 1994(2)
10.6        Stockholders Agreements dated June 30, 1994(2)
10.7        Employment Agreement for Alvin Perlman(2)
10.8        Notes Payable to Comtrad, Inc., dated May 23, November 14, and December 29, 1994(2)
10.9        Revolving Credit Agreement with The First National Bank of Boston, dated March 1, 1993, as amended (2)
10.10       Reseller Agreement with Hewlett Packard dated March 1, 1994(2)
10.11       Reseller Agreement with Hewlett Packard dated November 1, 1994(2)
10.12       Stock Incentive Plan(2)
10.13       Lease for Miami, Florida Facility dated June 29, 1993(2)
10.14       Real Estate Leasing Contract for Nenndorf, Germany Facility dated November 12, 1994(2)
10.15       Loan and Security Agreement by and between Congress Financial Corporation (Florida), as
            Lender and Zemex Electronics International, Inc. as Borrower, dated February 5, 1996, together with the guarantee thereof by the Company(1)
10.16       Credit Agreement by and between MashreqBank PSC, New York Branch, as lender and the
            Company, as borrower, dated July 10, 1995(1) and Amendment dated as of August 17,
            1995(3)
10.17       Employment Agreement between the Company and Claudio Osorio dated March 22, 1996(3)
10.18       Employment Agreement between the Company and Craig Toll dated March 22, 1996(3)
10.19       Form of Indemnity Agreement between the Company and each of the Directors of the
            Company and Craig Toll(3)
10.20       Noncompetition Agreement dated April 11, 1996 among the Company, Comtrad, Inc. and
            Comtrad Holdings, Inc.(3)
10.21       Purchase and Sale Agreement between Comtrad, Inc. and the Company dated December 8,
            1993 (CHS Germany)(2)
10.22       Agreement and Plan of Exchange between the Company and Comtrad, Inc., dated April 25,
            1995 (CHS Belgium, CHS England, CHS France and CHS Portugal)(3)
10.23       Agreement and Plan of Exchange between the Company and Comtrad Holdings, Inc. dated
            October 13, 1995 (CHS BEK)(3)
10.24       Agreement and Plan of Exchange between the Company, CHS Czechia s.r.o., Comtrad, Inc.
            and Zbynek Kraus dated October 27, 1995 (CHS Czechia)(3)

 EXHIBIT    DESCRIPTION
---------   ----------------------------------------------------------------------------------------------
10.25       Stock Purchase Agreement between the Company and Comtrad Holdings, Inc. dated
            December 29, 1995 (CHS Poland)(3)
10.26       Stock purchase agreement between the Company and Comtrad, Inc. dated December 29,
            1995 (CHS Sweden)(3)
10.27       Stock Purchase Agreement between the Company and Comtrad, Inc. dated December 29,
            1995 (CHS Finland)(3)
10.28       Purchase Agreement dated January 31, 1996 between the Company and Comtrad Holdings,
            Inc. and the individual persons comprising the "KVENTA QUOTAHOLDERS" (CHS
            Hungary)(4)
10.29       Stock Purchase Agreement between the Company, Contrad Holdings, Inc. and Comtrad, Inc.
            dated March 27, 1996 (CHS Baltic, CHS Bulgaria, CHS Romania, CHS Croatia, CHS Brazil
            and CHS Slovakia)(3)
10.30       Purchase Agreement dated March 1996 between Zemex Electronics International and Cosapi
            Organizacion Empresarial S.A. (CHS Peru)(3)
10.31       Stock Purchase Agreement dated March 29, 1996 between the Company and Hugo Wyrsch
            (CHS Switzerland)(3)
10.32       Loan Agreement dated 29 March 1996 among CHS Finance SA, Singer and Friedlander
            Limited and certain banks named in the Agreement(3)
10.33       Purchase Agreement by and among CHS Electronics, Inc., as Buyer, and Merisel, Inc. and
            Merisel Europe, Inc. as Sellers dated as of August 29, 1996 as amended by First Amendment to Purchase Agreement dated as of October 4, 1996(4)
10.34       Second Amendment to Purchase Agreement by and among CHS Electronics, Inc. as Buyer and Merisel, Inc. and Merisel Europe, Inc. as Sellers dated as of December 27, 1996(5)
10.35       Settlement Agreement and Release by and among CHS Electronics, Inc. as Buyer and
            Merisel, Inc. and Merisel Europe, Inc. as Sellers dated February 13, 1997(5)
10.36       Agreement as of October 31, 1996 between CHS Electronics, Inc. and Comtrad, Inc.(5)
10.37       Stock Exchange Agreement dated December 19, 1996 between CHS Electronics, Inc. and
            Frank & Walter Computer GmbH(5)
10.38       Modification of Re-Purchase Option Agreement dated July 1996(6)
10.39       Amendment to Stock Purchase Agreement dated October 16, 1996 between CHS
            Electronics, Inc. and Hugo Wyrsch(6)
10.40       Employment Agreement between the Company and Carsten Frank dated December 19,
            1996(6)
10.41       First Amendment to Employment Agreement of Claudio Osorio dated May 12, 1997(6)
10.42       Amended and Joinder to Loan and Security Agreement between Zemex Electronics
            International, Inc. and Merisel Latin America, Inc. as Borrowers and Congress Financial
            Corporation (Florida) as Lender dated October 4, 1996(6)
10.43       Shareholder Letter Agreement dated December 19, 1996 among Carsten Frank, Comtrad,
            Inc. and Comtrad Holdings, Inc.(6)
10.44       Share Exchange Agreement dated June 20, 1997 among the Company and the shareholders of Karma International S.A.(6)
21          Subsidiaries of the Company(7)
23.1        Consent of Independent Certified Public Accountants(7)
27.1        Financial Data Schedule(7)
27.2        Financial Data Schedule(7)
27.3        Financial Data Schedule(7)

----------------
(1) Incorporated herein by this reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

(3) Incorporated herein by this reference from the Company's Registration Statement on Form S-1 (File No. 333-03864).

(4) Incorporated herein by this reference from the Company's Current Report on Form 8-K filed on October 18, 1996.

(5) Incorporated herein by this reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated herein by this reference from the Company's Registration Statement on Form S-3 (File No. 333-29779).

(7) Filed herewith.



     (b) Reports on Form 8-K


     During the last quarter of the period covered by this Report, the Company filed a current report on Form 8-K dated October 13, 1997, as amended by Form 8-K/A dated October 31, 1997, which included information pursuant to Item 2, Acquisition or Disposition of Assets, relating to the acquisition of the assets described in such report.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Act"), the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CHS ELECTRONICS, INC.



                                      By: /s/ Claudio Osorio
                                          -------------------------------------
                                          Claudio Osorio
                                          President


     Dated: March 24, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            SIGNATURE                               TITLE                          DATE
--------------------------------   ---------------------------------------   ---------------
/s/  Claudio Osorio                President and Director                    March 24, 1998
               Claudio Osorio      (principal executive officer)

/s/  Alvin Perlman                 Executive Vice President and Director     March 24, 1998
               Alvin Perlman

/s/  Carsten Frank                 Executive Vice President--European        March 24, 1998
               Carsten Frank       Region and Director

/s/  Antonio Boccalandro           Secretary and Director                    March 24, 1998
           Antonio Boccalandro

/s/  Craig Toll                    Chief Financial Officer and Treasurer     March 24, 1998
             Craig Toll            (principal financial officer and
                                   principal accounting officer)

/s/  Otto Gerlach                  Director                                  March 24, 1998
            Otto Gerlach

/s/  Bernd Karre                   Director                                  March 24, 1998
             Bernd Karre

/s/  Zybnek Kraus                  Director                                  March 24, 1998
                Zbynek Kraus

/s/  Pierino Lardi                 Director                                  March 24, 1998
            Pierino Lardi

/s/  Donald D. Winstead            Director                                  March 24, 1998
            Donald D. Winstead

                         INDEX TO FINANCIAL STATEMENTS



                                                                PAGE
                                                               -----
CHS Electronics, Inc.--Historical Financial Statements

  Report of Independent Certified Public Accountants .........  F-2

  Consolidated Balance Sheets ................................  F-3

  Consolidated Statements of Earnings ........................  F-4

  Consolidated Statements of Shareholders' Equity ............  F-5

  Consolidated Statements of Cash Flows ......................  F-6

  Notes to the Consolidated Financial Statements .............  F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
CHS Electronics, Inc.


     We have audited the accompanying consolidated balance sheet of CHS Electronics, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHS Electronics, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Miami, Florida
March 12, 1998

                             CHS ELECTRONICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                                     DECEMBER 31,
                                                                             -----------------------------
                                                                                 1996            1997
                                                                             ------------   --------------
                                 ASSETS
CURRENT ASSETS:
 Cash ....................................................................     $ 35,137       $   68,806
 Accounts receivable:
  Trade, less allowance for doubtful accounts of $14,830 in 1996 and
    $18,347 in 1997.......................................................      340,098          659,757
  Affiliates .............................................................        3,241           24,604
                                                                               --------       ----------
                                                                                343,339          684,361
 Inventories .............................................................      321,770          693,503
 Prepaid expenses and other current assets ...............................       39,374           65,255
                                                                               --------       ----------
   Total current assets ..................................................      739,620        1,511,925
PROPERTY AND EQUIPMENT, NET ..............................................       30,947           61,468
COST IN EXCESS OF ASSETS ACQUIRED, NET ...................................       78,780          381,830
OTHER ASSETS .............................................................       12,602           13,599
                                                                               --------       ----------
                                                                               $861,949       $1,968,822
                                                                               ========       ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable ...........................................................     $155,932       $  309,510
 Accounts payable, trade .................................................      452,569          771,535
 Accrued liabilities .....................................................       44,873           83,309
 Amounts due to sellers under acquisition agreements .....................       49,200           54,866
 Income taxes payable ....................................................        5,120           12,711
 Deferred income taxes ...................................................          420            1,223
                                                                               --------       ----------
   Total current liabilities .............................................      708,114        1,233,154
LONG TERM DEBT ...........................................................       45,327           61,556
MINORITY INTEREST ........................................................        3,975            6,348
SHAREHOLDERS' EQUITY:
 Preferred stock, authorized 5,000,000 shares; 0 shares outstanding ......           --               --
 Common stock, authorized 100,000,000 shares at $.001 par value;
   outstanding 18,600,576 shares at December 31, 1996 and 48,910,999
   shares at December 31, 1997 ...........................................           19               49
 Additional paid-in capital ..............................................       92,843          621,021
 Retained earnings .......................................................       16,724           65,115
 Cumulative foreign currency translation adjustment ......................       (5,053)         (18,421)
                                                                               --------       ----------
   TOTAL SHAREHOLDERS' EQUITY ............................................      104,533          667,764
                                                                               --------       ----------
                                                                               $861,949       $1,968,822
                                                                               ========       ==========

              The accompanying notes are an integral part of these statements.

                             CHS ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (In thousands, except share data)



                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                             1995           1996            1997
                                                                         -----------   -------------   -------------
Net sales (including sales to affiliates of $21,063 in 1995) .........    $936,703      $1,855,540      $4,756,383
Cost of goods sold ...................................................     868,716       1,724,432       4,409,714
                                                                          --------      ----------      ----------
  Gross profit .......................................................      67,987         131,108         346,669
Operating expenses ...................................................      57,188         102,235         257,508
                                                                          --------      ----------      ----------
  Operating income ...................................................      10,799          28,873          89,161
Other (income) expense:
 Interest income .....................................................      (1,757)         (3,199)        (11,470)
 Interest expense ....................................................       6,454          11,712          35,618
                                                                          --------      ----------      ----------
                                                                             4,697           8,513          24,148
                                                                          --------      ----------      ----------
Earnings before income taxes and minority interest
  in subsidiaries ....................................................       6,102          20,360          65,013
Income taxes .........................................................       1,797           6,086          13,988
Minority interest in subsidiaries ....................................          --           2,108           2,634
                                                                          --------      ----------      ----------
  Net earnings .......................................................    $  4,305      $   12,166      $   48,391
                                                                          ========      ==========      ==========
Net earnings per common share--basic .................................    $    .41      $      .80      $     1.44
                                                                          ========      ==========      ==========
Net earnings per common share-diluted ................................    $    .37      $      .78      $     1.32
                                                                          ========      ==========      ==========

              The accompanying notes are an integral part of these statements.

                             CHS ELECTRONICS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1997
                                (In thousands)



                                                                                                CUMULATIVE
                                                                                                  FOREIGN
                                                         ADDITIONAL                              CURRENCY
                                               COMMON     PAID-IN     RETAINED     DEFERRED     TRANSLATION
                                                STOCK     CAPITAL     EARNINGS   COMPENSATION   ADJUSTMENT      TOTAL
                                              -------- ------------- ---------- -------------- ------------ ------------
Balance at January 1, 1995 ..................    $ 7     $19,625      $   253       $ (138)     $     123    $  19,870
Adjustment 3 for 2 forward stock split ......      3          (3)          --           --             --           --
Deferred compensation recognized ............     --          --           --          138             --          138
Issuance of common stock
  in acquisitions ...........................      1       5,351           --           --             --        5,352
Net earnings ................................     --          --        4,305           --             --        4,305
Foreign currency translation
  adjustment ................................     --          --           --           --            227          227
                                                 ---     ---------    -------       ------      ---------    ---------
Balance at December 31, 1995 ................     11      24,973        4,558           --            350       29,892
Common stock or other consideration
  issued in acquisitions (Note B) ...........     --      16,982           --           --             --       16,982
Common stock issued in public offering ......      7      50,607           --           --             --       50,614
Stock options exercised .....................      1         281           --           --             --          282
Net earnings ................................     --          --       12,166           --             --       12,166
Foreign currency translation
  adjustment ................................     --          --           --           --         (5,403)      (5,403)
                                                 ---     ---------    -------       ------      ---------    ---------
Balance at December 31, 1996 ................     19      92,843       16,724           --         (5,053)     104,533
Common stock issued in acquisitions
  (Note B) ..................................      8      95,720           --           --             --       95,728
Common stock issued in public offering ......     21     428,195           --           --             --      428,216
Stock options exercised .....................      1       4,263           --           --             --        4,264
Net earnings ................................     --          --       48,391           --             --       48,391
Foreign currency translation adjustment .....     --          --           --           --        (13,368)     (13,368)
                                                 ---     ---------    -------       ------      ---------    ---------
Balance at December 31, 1997 ................    $49     $621,021     $65,115       $   --      $ (18,421)   $ 667,764
                                                 ===     =========    =======       ======      =========    =========

              The accompanying notes are an integral part of these statements.

                             CHS ELECTRONICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                                                  YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            1995            1996            1997
                                                                        ------------   -------------   -------------
Increase in cash and cash equivalents:
Cash flows from operating activities:
Net earnings ........................................................    $   4,305      $   12,166      $   48,391
Adjustments to reconcile net earnings to net cash (used in)
  operating activities:
 Depreciation and amortization ......................................        2,456           6,632          21,789
 Deferred compensation amortized ....................................          148              --              --
 Minority interest in net earnings ..................................           --           2,108           2,634
 Changes in assets and liabilities excluding effects of acquisitions:
  Accounts receivable--trade, net ...................................      (37,724)       (118,694)       (121,163)
  Accounts receivable--affiliates, net ..............................      (12,285)         (2,398)        (21,363)
  Inventories .......................................................      (32,204)       (129,357)       (139,923)
  Prepaid expenses and other current assets .........................       (1,742)        (22,345)          5,404
  Accounts payable, trade ...........................................       51,818         173,244         (10,773)
  Accrued liabilities and income taxes ..............................        3,175         (20,481)        (33,511)
                                                                         ---------      ----------      ----------
 Net cash (used in) operating activities ............................      (22,053)        (99,125)       (248,515)
Cash flows from investing activities:
  Purchase of fixed assets ..........................................       (6,866)        (11,624)        (19,511)
  Cash provided from (used in) acquisitions, net ....................        1,317         (26,876)       (201,517)
                                                                         ---------      ----------      ----------
 Net cash (used in) investing activities ............................       (5,549)        (38,500)       (221,028)
Cash flows from financing activities:
  Proceeds from public offering .....................................           --          50,614         428,216
  Proceeds from stock options exercised .............................           --             281           4,263
  Net borrowing from banks ..........................................       29,855         112,453          74,699
                                                                         ---------      ----------      ----------
 Net cash provided by financing activities ..........................       29,855         163,348         507,178
Effect of exchange rate changes on cash .............................          550          (1,757)         (3,966)
                                                                         ---------      ----------      ----------
INCREASE IN CASH AND CASH EQUIVALENTS ...............................        2,803          23,966          33,669
Cash at beginning of year ...........................................        8,368          11,171          35,137
                                                                         ---------      ----------      ----------
Cash at end of year .................................................    $  11,171      $   35,137      $   68,806
                                                                         =========      ==========      ==========

(CONTINUED)

                             CHS ELECTRONICS, INC.

                                (In thousands)



                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                        1995        1996         1997
                                                     ---------   ----------   ----------
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest ......................................    $4,944      $10,064      $30,454
   Income taxes ..................................    $1,753      $ 3,892      $10,585

Non cash investing and financing activities:

These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions. The components of the transactions in each year are as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                     1995         1996          1997
                                                                  ----------   ----------   -----------
Fair value of assets acquired including cash acquired .........    $19,216      $14,691      $689,550
Less: Common stock or other consideration issued ..............      7,152        3,278       232,748
                                                                   -------      -------      --------
Liabilities assumed ...........................................    $12,064      $11,413      $456,802
                                                                   =======      =======      ========

In 1996, $13.7 million was credited to additional paid-in capital representing additional consideration paid by Comtrad, Inc. under acquisition agreements for subsidiaries now held by the Company.

In 1995, a $5.2 million reduction in receivable from affiliate was charged to additional paid-in capital.


        The accompanying notes are an integral part of these statements.

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997


NOTE A--SUMMARY OF ACCOUNTING POLICIES


1. NATURE OF OPERATIONS


     The Company is an international distributor of computer equipment, peripherals and software. The products are sold, principally to resellers, primarily in Western Europe, South America and Eastern Europe.


2. PRINCIPLES OF CONSOLIDATION


     The consolidated financial statements include the accounts of the Company and its subsidiaries, wholly owned and majority owned. All significant intercompany accounts and transactions have been eliminated in consolidation.


3. FOREIGN CURRENCY TRANSLATION


     For purposes of preparation of its financial statements, the Company uses local currencies as the functional currencies except in highly inflationary countries. For subsidiaries where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of foreign subsidiaries is included in a separate component of shareholders' equity entitled cumulative foreign currency translation adjustment. In the normal course of business, the Company advances funds to certain of its foreign subsidiaries, which are not expected to be repaid in the foreseeable future. Translation adjustments resulting from these advances are included in cumulative foreign currency translation adjustment. For entities in highly inflationary countries, the U.S. dollar is considered the functional currency and a combination of current and historical rates are used in translating assets, liabilities, revenues and expenses. The related exchange adjustments are included in earnings.


4. CASH EQUIVALENTS


     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


5. CONCENTRATION OF CREDIT RISK


     The Company's credit risk on trade receivables is diversified over a wide geographic area and many customers. The largest customer accounts for less than 1% of sales. The Company performs ongoing credit evaluations of its customers. In South America, the Company obtains guarantees from its customers in some cases. The Company uses credit insurance in several locations (covering $281 million in receivables at December 31, 1997) and factoring without recourse in other locations to mitigate risk. The Company provides for estimated credit losses at time of sale based upon factors surrounding the credit risk of specific customers, historical trends and other information.


6. INVENTORIES


     Inventories, consisting of finished products, are stated at the lower of cost or market, with cost being determined principally by current replacement cost, which approximates the first-in first-out method.

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE A--SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)

7. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements and capital leases are amortized over the lives of respective leases or the service lives of the improvements whichever is shorter.

     The straight-line and accelerated methods of depreciation are followed for financial reporting purposes. The useful lives are as follows:



                                                 YEARS
                                                ------
  Buildings .................................   30-50
  Leasehold improvements ....................    3-7
  Computer equipment ........................    2-5
  Office equipment and furniture ............    3-10

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


8. INCOME TAXES

     The Company utilizes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

     The Company intends to invest the undistributed earnings of substantially all of its foreign subsidiaries indefinitely. At December 31, 1996 and 1997, the cumulative amount of undistributed earnings on which the Company has not recognized United States income taxes was approximately $13 million and $53 million, respectively. However, it is anticipated that United States income taxes on such amounts would be partially offset by available foreign income tax credits.


9. REVENUE RECOGNITION

     The Company recognizes sales upon shipment, as there is no significant post-sale obligation and collectibility is reasonably assured. Income from vendor rebates, discounts, and cooperative advertising is recognized when earned, as a reduction of the cost of inventory sold or as a reduction of operating expenses.


10. COST IN EXCESS OF ASSETS, ACQUIRED, NET

     The cost in excess of assets acquired is being amortized to earnings over a 20 year period on a straight-line basis. The Company evaluates its goodwill in accordance with SFAS No. 121, "ACCOUNTING

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE A--SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)

FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," to determine potential impairment by comparing the carrying value to undiscounted future cash flows of the related assets. The Company modifies or adjusts the value of a subsidiary's goodwill if an impairment is indicated by the difference between the undiscounted cash flows and the carrying value. The Company considers a history of operating losses to be a primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of cash flows of other groups of assets. Assets are generally grouped at the country level of operations. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. All of the Company's goodwill is identified with the assets acquired and falls under the scope of SFAS No. 121. Accumulated amortization was $2.2 million and $10.8 million at December 31, 1996 and 1997, respectively.




11. EARNINGS PER COMMON SHARE


     The Company has adopted SFAS No. 128, EARNINGS PER SHARE. In accordance with this statement, basic earnings per share is computed by dividing net earnings by the weighted averaged number of common shares outstanding. Diluted earning per share includes the dilution caused by common stock options and the shares that would be issued in existing earn outs based upon applying the earn out multiple to annualized actual earnings and dividing by the market price at period end. The weighted average number of shares for basic earnings per share was 10,618,183, 15,243,672, and 33,527,256 in 1995, 1996, and 1997
respectively. The weighted average number of shares used in the diluted computation was 11,521,859, 15,656,178, and 36,592,368 in 1995, 1996, and 1997
respectively. All share and per share information has been restated for a three to two stock split effective in September 1997.


     The following table illustrates the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):



                                                        YEAR ENDED DECEMBER 31, 1997
                                                 ------------------------------------------
                                                     NET          WEIGHTED        PER SHARE
                                                  EARNINGS     AVERAGE SHARES      AMOUNT
                                                 ----------   ----------------   ----------
   Net earnings ..............................    $48,391
                                                  =======
   Net earnings per share--basic .............     48,391          33,527          $ 1.44
                                                                                   ======
   Effect of dilutive shares:
   Stock options outstanding .................         --           1,434
   Earnout contingencies .....................         --           1,631
                                                  -------          ------
     Net earnings per share--diluted .........    $48,391          36,592          $ 1.32
                                                  =======          ======          ======

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE A--SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)

                                                        YEAR ENDED DECEMBER 31, 1996
                                                 ------------------------------------------
                                                     NET          WEIGHTED        PER SHARE
                                                  EARNINGS     AVERAGE SHARES      AMOUNT
                                                 ----------   ----------------   ----------
   Net earnings ..............................    $12,166
                                                  =======
   Net earnings per share--basic .............     12,166          15,244          $ .80
                                                                                   =====
   Effect of dilutive shares:
   Stock options outstanding .................         --             412
                                                  =======          ======
     Net earnings per share--diluted .........    $12,166          15,656          $ .78
                                                  =======          ======          =====


                                                        YEAR ENDED DECEMBER 31, 1995
                                                 ------------------------------------------
                                                     NET          WEIGHTED        PER SHARE
                                                  EARNINGS     AVERAGE SHARES      AMOUNTS
                                                 ----------   ----------------   ----------
   Net earnings ..............................     $4,305
                                                   ======
   Net earnings per share--basic .............      4,305          10,618          $ .41
                                                                                   =====
   Effect of dilutive shares:
   Stock options outstanding .................         --             904
                                                   ------          ------
     Net earnings per share--diluted .........     $4,305          11,522          $ .37
                                                   ======          ======          =====

12. STOCK OPTIONS


     Options granted under the Company's 1994 Stock Option Plan, the 1996 and 1997 Chief Executive Officer stock option plans and the 1996 Directors and Officers stock option plan are accounted for under APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As to grants requiring shareholder approval, the Company considers the date of grant to be the date of action by the Board of Directors when, on such date, shareholder approval is deemed to be perfunctory.



13. USE OF ESTIMATES


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


NOTE B--ACQUISITIONS


     In 1997 the Company made 15 acquisitions, of which three were significant. On October 3, 1997, the Company completed the acquisition of Santech Micro Group ASA ("Santech"), pursuant to which it acquired 97.4% of the capital stock of Santech for approximately $125 million. The Company expects to acquire the remainder of the shares at the same per share price. Santech is the largest distributor of microcomputer products in Scandinavia with operations in Norway, Sweden and Denmark and had revenues of $718 million in 1996. Santech distributes the products of the same vendors as other

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE B--ACQUISITIONS--(CONTINUED)

subsidiaries of the Company. The acquisition of Santech has been accounted for under the purchase method and, accordingly the results of Santech have been included in the consolidated operating results since the date of acquisition. The acquisition of Santech resulted in the recognition of $109.1 million of goodwill.


     Santech's operating results during 1996 and 1997 were adversely impacted as a result of restructuring its operations after a July 1996 merger. Operating results were also impacted adversely by the implementation of a new computer system in the first six months of 1997. The adverse impact included costs associated with reduction in the number of its product lines and the number of employees from 450 to 320. The Company believes that these factors have been addressed and that these issues should not have a material adverse impact on Santech's or the Company's future operations.


     On August 4, 1997, the Company completed the acquisition of Karma International S.A. ("Karma"). Karma is a distributor of personal computer components to over 10,000 customers in Europe, the Middle East and Asia. The purchase price for Karma was $160 million and was funded through (i) $74 million in cash and (ii) 4,813,432 shares of unregistered Common Stock. Karma's product line includes mass storage products, CPUs, memory chips, motherboards, sound, video and other cards and monitors. Karma operates in 18 countries through 28 offices in Europe, the Middle East Asisa. Karma had net sales of approximately $700 million in 1996. Karma existing management continues to operate Karma as a subsidiary of CHS. One representative of Karma was elected to the Board of Directors of CHS with an additional member to be nominated in 1998. The acquisition of Karma has been accounted for under the purchase method and, accordingly the results of Karma have been included in the consolidated operating results since the date of acquisition. The acquisition of Karma resulted in the recognition of $123.0 million of goodwill.


     On March 20, 1997, the Company completed the acquisition of Frank & Walter Computer GmbH ("Frank & Walter") for 3,300,000 unregistered shares of Common Stock. Frank & Walter had net sales of approximately $686 million in 1996. The results of operations of Frank & Walter have been included in the Company's financial statements since January 1, 1997. The Company believes that Frank & Walter was, at the time of acquisition, the fourth largest computer distributor in Germany with over 10,000 active dealers. As a result of this acquisition, the Company believes it is the largest distributor of microcomputer products in Germany. Carsten Frank, the founder of Frank & Walter, has become a director of CHS and the CHS executive vice president responsible for the Company's European operations. The acquisition of Frank & Walter has been accounted for under the purchase method and, accordingly the results of Frank & Walter have been included in the consolidated operating results since the date of acquisition. The amounts preliminarily allocated to assets acquired and liabilities assumed resulted in a recognition of $27.6 million of goodwill. During 1997 an appraisal of certain acquired assets was performed. As a result of the appraisal, goodwill was decreased by $1.0 million.


     The Company completed other acquisitions during 1997 which were considered not to be significant. Such acquisitions have been accounted for under the purchase method and accordingly, the results of such acquired entities have been included in the consolidated operating results since their acquisition dates.


     In 1996 the Company acquired eighteen companies in as many countries. The largest acquisition was of seven companies comprising the European and Latin American businesses of a competitor,

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE B--ACQUISITIONS--(CONTINUED)

Merisel, Inc. These seven companies were acquired for cash and debt assumptions. The total consideration paid was approximately $148 million consisting of $30 million of cash and $118 million of debt assumed or refinanced. The Company financed the acquisition primarily through borrowing or factoring at each subsidiary acquired. Approximately $11 million was owed to Merisel at December 31, 1996. The acquisition has been accounted for as a purchase, effective as of September 30, 1996. Therefore, operations of these companies are included only in the 1996 fourth quarter. The cost of the acquisition has been allocated to the assets acquired based on their fair values. This initially resulted in approximately $10.5 million of goodwill. In the second and third quarters of 1997, certain reserves initially established were determined not to be required, resulting in a reduction of goodwill to $4.6 million.


     The Company has now completed the consolidation of the former Merisel and CHS operations in the five countries where each had operations. The Company accrued approximately $12.8 million for the consolidation activities. The reserve consists of severance costs--$.4 million, lease termination--$4.1 million, writeoff of leasehold improvements and computer systems--$4.9 million, and accounts receivable and other costs--$3.4 million. Through December 31, 1997, $8.8 million has been charged against this reserve. The Company's original intent to dispose of the former Merisel warehouse located in the Netherlands has been revised as a result of the Karma acquisition and the Company now intends to relocate Karma's existing warehouse in the Netherlands to the former Merisel warehouse.


     In June 1996, the Company acquired 100% of an unaffiliated company in Russia for consideration based on a multiple of that company's net income in 1996. The acquisition was initially recorded at no consideration, which approximated the value of net assets acquired. Subsequently, the agreement was modified to measure the value of the Company based 50% on 1996 results and 50% on 1997 results. The 1996 portion is payable in cash and was paid in 1997 and the 1997 portion is payable in cash or stock at the seller's option. In 1996 and 1997, $20.6 and $25.3 million was recorded as purchase price and goodwill.


     In April 1996, the Company acquired 100% of an unaffiliated company in Switzerland for consideration based on the acquired company's results in 1996. The consideration was based on a multiple of 1996 net earnings but not less than $1.7 million. The acquisition was initially recorded at $1.7 million resulting in no goodwill. Subsequently, the agreement was modified to base the price on results through September 30, 1996. In the 1996 fourth quarter, 274,855 shares of common stock were issued and goodwill of $870,000 was recorded.


     In March 1996, the Company acquired six companies from Comtrad, Inc., an affiliate, for a reduction of indebtedness of $7.8 million. These acquisitions have been accounted for as an exchange between entities under common control in a manner similar to a pooling of interests. Accordingly, these acquisitions have been included in the accompanying financial statements from the date acquired by Comtrad. The companies in Bulgaria, Croatia, Lithuania and Romania were started by Comtrad in 1993 and 1994 for a minimal investment and have insignificant operations. They are treated as if Comtrad acquired them on December 31, 1994. Sixty-five percent of a company in Slovakia was acquired in early 1994 for a minimal investment and 1994 results were insignificant. The remaining 35% was acquired by Comtrad for a contingent payment in shares of common stock to be based on 1996 results. This acquisition has been recorded as of December 31, 1994 based on the cost of the 65% interest acquired

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE B--ACQUISITIONS--(CONTINUED)

with the remaining cost to be recorded as goodwill when known. The contingent amount, which was insignificant, was recorded in 1997. Comtrad acquired the Brazil company in November 1994 for Comtrad common shares valued at $762,000. The acquisition was recorded by the Company as of December 31, 1994 at this value, resulting in goodwill of $2.5 million. An additional amount of $240,000 was paid by Comtrad in 1996 to complete its acquisition of this company, which had the effect of increasing goodwill to $2.8 million.


     In February 1996, the Company acquired 51% of an unaffiliated company in Hungary for consideration based on 51% of the book value of equity at December 31, 1996 plus a multiple of 51% of 1996 net earnings. Based on 1996 results, the purchase price was fixed at $17.6 million resulting in goodwill of $15.8 million. The sellers elected to receive the proceeds in cash rather than stock. In the second quarter of 1997 the agreement was modified to measure the value of the company based 75% on 1996 results and 25% on 1997 results. The 1996 amount was paid in 1997. As a result, goodwill in 1996 was reduced by $3.8 million. The 1997 amount, estimated at $5.6 million, was recorded in 1997 and increased goodwill.


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




                                                                       CHS            COMTRAD OR CHI
COMPANY                    SERVICE AREA       CONSIDERATION     ACQUISITION DATE     ACQUISITION DATE
----------------------   ----------------   ----------------   ------------------   -----------------
   CHS England           United Kingdom        2,625,000             April 1995       September 1994
   CHS France            France                 shares               April 1995       September 1994
   CHS Belgium           Belgium                                     April 1995       September 1994
   CHS Portugal          Portugal                                    April 1995         January 1993

   CHS BEK               South America      431,250 shares         October 1995            July 1995
   CHS Czechia (16%)     Czech Republic     138,000 shares         October 1995         January 1993
   CHS Finland           Finland            $2,300,000            December 1995            July 1995
   CHS Sweden            Sweden             $2,400,000            December 1995            July 1995
   CHS ABC Data          Poland             $2,300,000            December 1995        November 1995

     The Company acquired 84% of the Czech Republic company from an individual by issuing 483,000 shares which were valued at their market value of $3,246,000. This produced goodwill of $2.4 million.

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE B--ACQUISITIONS--(CONTINUED)

     The following represents the unaudited pro forma results of operations assuming all significant 1997 and 1996 acquisitions had taken place on January 1, 1996 (amounts in thousands, except per share amounts):



                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                     1996              1997
                                               ---------------   ---------------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                             DATA)
   Sales ...................................     $ 4,996,399       $ 5,708,679
   Net earnings ............................           2,295            19,553
   Net earnings per share--basic ...........     $       .07       $       .47
   Net earnings per share--diluted .........     $       .07       $       .44

     Pro forma adjustments have been made to eliminate non-recurring loss in the operations acquired from Merisel and to add goodwill amortization and interest expense on the amounts payable to selling stockholders at 7.5%. The pro forma information is not necessarily indicative of the actual results of operation that would have occurred had the acquisitions taken place on January 1, 1996, or of results which may occur in the future.


NOTE C--ALLOWANCE FOR DOUBTFUL ACCOUNTS



                                                     YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                                 1995          1996          1997
                                             -----------   -----------   ------------
                                                          (IN THOUSANDS)
   Allowance for doubtful accounts:
    Beginning balance ....................    $  3,358      $  4,388      $  14,830
    Provision for bad debt ...............       3,035         3,412         11,636
    Write-offs ...........................      (2,161)       (3,775)       (14,162)
    Acquired through acquisition .........         156        10,805          6,043
                                              --------      --------      ---------
    Ending balance .......................    $  4,388      $ 14,830      $  18,347
                                              ========      ========      =========

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)

NOTE D--PROPERTY AND EQUIPMENT



                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1996        1997
                                                              ---------   ----------
                                                                  (IN THOUSANDS)
   Land and buildings .....................................    $ 3,167     $19,358
   Furniture and fixtures .................................     15,126      22,047
   Leasehold improvements .................................      4,914       7,330
   Computers and office equipment .........................     25,000      43,470
   Vehicles and other .....................................      5,414       3,497
                                                               -------     -------
                                                                53,621      95,702
   Less accumulated depreciation and amortization .........     22,674      34,234
                                                               -------     -------
                                                               $30,947     $61,468
                                                               =======     =======

NOTE E--INCOME TAXES


     The components of earnings before income taxes and minority interest in subsidiaries consist of the following:



                            YEAR ENDED DECEMBER 31,
                        --------------------------------
                          1995        1996        1997
                        --------   ---------   ---------
                                 (IN THOUSANDS)
   Domestic .........    $  741     $ 1,361     $ 3,450
   Foreign ..........     5,361      18,999      61,563
                         ------     -------     -------
   Total ............    $6,102     $20,360     $65,013
                         ======     =======     =======

     The provision for income taxes consists of the following:



                                  YEAR ENDED DECEMBER 31,
                            ------------------------------------
                               1995         1996         1997
                            ----------   ---------   -----------
                                       (IN THOUSANDS)
   Current:
    U.S Federal .........     $  525      $1,721       $ 2,243
    U.S. State ..........         41         228           329
    Foreign .............      1,357       4,520         8,493
                              ------      ------       -------
                               1,923       6,469        11,065
                              ------      ------       -------
   Deferred:
    U.S Federal .........         67        (258)         (569)
    U.S. State ..........          5         (47)          (92)
    Foreign .............       (198)        (78)        3,584
                              ------      ------       -------
                                (126)       (383)        2,923
                              ------      ------       -------
      Total .............     $1,797      $6,086       $13,988
                              ======      ======       =======

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)



NOTE E--INCOME TAXES--(CONTINUED)

     Deferred tax assets (liabilities) are comprised of the following:



                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
   Net operating losses of foreign subsidiaries ...........    $  11,405      $  16,839
   Employee compensation not currently deductible .........          131             --
   Inventory differences ..................................       (3,009)        (7,424)
   Allowances for bad debts ...............................        1,788          1,115
   Accruals not currently deductible ......................          305          1,896
   Other ..................................................          (34)            27
                                                               ---------      ---------
                                                                  10,586         12,453
   Valuation allowance ....................................      (11,006)       (13,676)
                                                               ---------      ---------
     Total ................................................    $    (420)     $  (1,223)
                                                               =========      =========

     The major elements contributing to the difference between taxes at the U.S. federal statutory tax rate and the effective tax rate are as follows:



                                                                                   YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                               1995         1996          1997
                                                                            ---------   -----------   ------------
                                                                                        (IN THOUSANDS)
   Income taxes at the United States statutory rate .....................    $2,070      $  6,922      $  22,104
   Foreign income subject to tax at other than statutory rate ...........      (212)       (1,356)       (15,690)
   State or local income taxes, less effect of federal benefits .........        55           168            156
   Losses without tax benefit ...........................................       613         1,329          5,127
   Goodwill amortization ................................................       190           255          2,834
   Utilizations of net operating losses of foreign subsidiaries .........      (826)       (1,196)          (759)
   Other ................................................................       (93)          (36)           216
                                                                             ------      --------      ---------
   Income taxes at the effective tax rate ...............................    $1,797      $  6,086      $  13,988
                                                                             ======      ========      =========

     At December 31, 1997, the Company has net operating loss carry forwards in certain foreign jurisdictions that expire as follows:



      2001 .......................   $ 4,474,000
      2002 .......................     1,140,000
      Thereafter .................    14,730,000
      No expiration date .........    30,436,000
                                     -----------
        Total ....................   $50,780,000
                                     ===========

     In assessing the realization of net operating loss carryforwards, management considers whether it is more likely than not that some portion or all of these net operating loss carryforwards will not be

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)



NOTE E--INCOME TAXES--(CONTINUED)

realized. The ultimate realization of these net operating loss carryforwards and other deferred tax assets are dependent upon the generation of future taxable income during the periods prior to the expiration of the operating loss carryforwards. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the operating loss carryforward periods, management believes it is more likely than not the Company will not realize the benefits of all of these net operating loss carryforwards and other deferred tax assets. Accordingly, a valuation allowance has been established since the full realization of such benefits was not likely. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1997 will be allocated to income from continuing operations or goodwill.


NOTE F--NOTES PAYABLE AND LONG TERM DEBT


     Several of the Company's subsidiaries have short-term credit lines with local banks. As of December 31, 1997, the aggregate amount available under these agreements was $385.4 million, and $302.0 million was outstanding under these facilities. Generally, borrowings under such lines are collateralized by receivables or inventory. The lines are principally of one year duration and are renewable by the banks. Some of these lines contain restrictions on dividends to the parent company. In 1997, the maximum and average amounts outstanding were $395.2 million and $289.2 million, respectively. The weighted average interest rate at December 31, 1997 was 7.3%.

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE F--NOTES PAYABLE AND LONG TERM DEBT--(CONTINUED)

     The Company's long-term debt consists of the following:



                                                                                         DECEMBER 31,
                                                                                    -----------------------
                                                                                       1996         1997
                                                                                    ----------   ----------
                                                                                        (IN THOUSANDS)
   Two subsidiaries serving Latin America share a $60 million revolving credit agreement with a financial institution. The agreement, which expires October 1999, provides for advances and letters of credit based upon eligible accounts receivable and inventories. Interest is at a variable market rate based on the prime rate of the lender or LIBOR, at the borrower's option. All of the the borrowers' assets, including accounts receivable and inventories totaling $89.6 million at
    December 31, 1997, are pledged as collateral. The agreement contains certain restrictive covenants, including limitations on transactions with affiliated companies and employee loans. The agreement also limits the ability of these companies to pay dividends to the Company to 50% of
    the borrowers' net income. ..................................................    $34,374      $46,286
   Capitalized leases, collateralized by computer equipment, bearing interest ranging from 5% to 16% with maturities through
    September, 2002. ............................................................     10,626       10,983
   Mortgages on buildings, interest ranging from 5.9% to 9.0%, with maturities through 2009, collateralized by a building with net book
    value at December 31, 1997 of $14.6 million. ................................      2,455        6,114
   Other notes, bearing interest of 5.9% at December 31, 1997, collateralized by inventories and accounts receivable totaling
    $54.9 million at December 31, 1997...........................................         --        5,204
   Other debt ...................................................................         --          494
                                                                                     -------      -------
   Total ........................................................................     47,455       69,081
   Less current portion of long-term debt, included in notes payable ............      2,128        7,515
                                                                                     -------      -------
   Total long-term debt .........................................................    $45,327      $61,556
                                                                                     =======      =======

     During November and December 1997, the borrowers were in violation of requirements to deposit funds in specific accounts pursuant to the $60 million revolving credit agreement. The lender has waived these violations.

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE F--NOTES PAYABLE AND LONG TERM DEBT--(CONTINUED)

     Scheduled maturities of long-term debt are as follows (in thousands):



YEAR ENDING DECEMBER 31,
--------------------------
      1998 ...............    $ 7,515
      1999 ...............     51,795
      2000 ...............      5,095
      2001 ...............      2,858
      2002 ...............        968
      Thereafter .........        844

NOTE G--CONCENTRATIONS


     The Company's operations are substantially all outside the United States. In 1997, the largest amount of sales occurred in Germany, which comprised 29% of total sales. The Company also had sales of almost 9% in each of France and England. While these countries are considered politically stable, there is risk that economic difficulties in any of these countries could adversely affect the Company's business. The Company also has operations in less politically stable countries.


     Most of the Company's sales are made in local currencies other than the U.S. dollar in 1997. The largest amounts of sales were in German marks (29%), French francs (10%) and British pounds (9%). In some countries, certain purchases and the resulting payables are in currencies (principally the U.S. dollar) different than the functional currency. Further, certain subsidiaries have loans receivable or payable denominated in currencies other than their functional currency. Transaction gains and losses on these receivables and liabilities are included in the determination of earnings for the relevant periods. In 1995, 1996 and 1997 foreign currency gains were $74,000, $1,559,000 and $1,219,000, respectively.


     The Company enters into foreign exchange contracts to hedge groups of foreign currency transactions on a continuing basis for periods consistent with its committed exposure. The foreign exchange contracts are valued at market and generally have maturities which do not exceed six months. Gains and losses on foreign exchange contracts are intended to offset losses and gains on assets, liabilities and transactions being hedged. As a result, the Company does not anticipate any material adverse effect due to exchange rate movements over the short term period covered by these contracts. At December 31, 1997, the face value of foreign exchange forward contracts against trade payables was $104.9 million, which approximated the fair market value of the contracts. At December 31, 1997, approximately $271.6 million of accounts payable were attributable to foreign currency liabilities denominated in currencies other than the subsidiaries' functional currencies (principally $229.3 million in U.S. dollars and $26.2 million in German marks). The largest unhedged amounts of trade payables were in subsidiaries in Hong Kong, Czech Republic, Poland, Argentina and Mexico.


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

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)



NOTE G--CONCENTRATIONS--(CONTINUED)

     The Company has a major supplier, Hewlett-Packard (HP), whose products accounted for 35%, 34%, and 19% and of sales for 1995, 1996 and 1997 respectively. No other vendor accounted for more than 10% of sales in any year except in 1996, in which one vendor was 12%. HP has the right to terminate its distribution agreement with any Company subsidiary if the subsidiary is unable to cure, within a reasonable period of time, any violation of the agreement after having received notice from HP of the violation. Each Company subsidiary has the right to terminate the HP agreement on 90 days notice. Each Company subsidiary believes that its relationship with HP is good, and has no reason to believe that its distribution arrangement will not be a long-term relationship. No assurance can be given, however, that HP will renew each Company subsidiary's agreement at the time of its annual review or in subsequent years. Management has not formulated alternative plans of action in the event the HP contracts are terminated. The amounts outstanding to HP at December 31, 1996 and 1997 were $70 million and $80 million, respectively.


NOTE H--LEASE OBLIGATIONS AND OTHER CONTINGENCIES


     The Company leases equipment, offices, sales and warehouse space under non-cancelable leases. The following is a schedule by years of the minimum rental commitments remaining on leased property and equipment (in thousands) with terms greater than one year:



 YEAR ENDING
DECEMBER 31,                          TOTAL
--------------------------------   ----------
        1998 ...................    $12,416
        1999 ...................     12,489
        2000 ...................     11,625
        2001 ...................     10,837
        2002 ...................      4,305
      Subsequent years .........      7,716

     Total rental expense was $2,503,000, $6,715,000 and $14,542,000 for the years ended December 31, 1995, 1996 and 1997, respectively.


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

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)

NOTE I--RELATED PARTY TRANSACTIONS


     A member of the Board of Directors and shareholder of the Company also serves as a member of the Board of Directors of a company which supplies product to the Company. This Company also has ownership interests in other companies which do business with the Company. Transactions with these related parties in 1997 were as follows (in thousands):



       Sales to such related parties ......................    $102,724
       Purchases from such related parties ................    $ 57,376
       Commissions paid to such related parties ...........    $ 10,116
       Rebates received from such related parties .........    $ 11,163

     The rebates received pertain to vendor rebates passed from such related parties to the Company. The net amount of trade receivable due from such parties at December 31, 1997 was $12,193,000.


     At December 31, 1996 and 1997, the Company carried a receivable from Comtrad and Comtrad Holdings, Inc. (CHI) in an amount of $3.2 million and $17.4 million, respectively. In 1997 this receivable is in the form of a promissory note which Comtrad and CHI has agreed to collateralize with 5,487,203 shares of CHS owned by Comtrad and CHI. Interest rate charged on the promissory note is at prime rate. The amount is due on demand. Interest charged to Comtrad was $438,000, $86,000 and $684,000 in 1995, 1996 and 1997 respectively. In 1995 the
Company owed amounts to Comtrad which were subsequently extinguished. Interest paid to Comtrad was $126,000 in 1995.


     In 1996, the Company purchased a company in Romania from Comtrad for $375,000. Subsequently, the Company loaned $800,000 to the subsidiary to enable it to purchase an office building. In December 1996, the Company sold this subsidiary back to Comtrad for the original purchase price plus an amount equal to the losses from April to date of sale ($200,000). No gain was recognized on the sale, which had the impact of increasing the amount due from Comtrad by $1.4 million.


     In 1995 the Company billed Comtrad $495,000 for actual costs of salaries, space and other administrative costs it incurred on Comtrad's behalf. In 1995, Comtrad billed the Company $887,000 for the Company's share of actual costs incurred by Comtrad for salaries, space and other administrative expenses for shared employees.


     A director of the Company served the Company as a management consultant under a consulting agreement specifying payments of $4,000 per month. The agreement was terminated at the end of 1996. In 1995 and 1996, $48,000 and $48,000 respectively was paid under this agreement.


NOTE J--COMMON STOCK AND STOCK OPTION PLANS


     In September 1997, the Board approved a 3 for 2 stock split. All share information has been restated to reflect all stock splits. In March 1996, the shareholders approved a reincorporation as a Florida company, a reverse 1 for 2 stock split and the authorization of 5,000,000 shares of preferred stock in such class or series and with such rights as approved by the Board of Directors. Under Florida law, a majority vote by the holders of the preferred stock as well as the holders of common stock is necessary to vote affirmatively on matters of mergers, sales of substantially all the Company's assets, exchanges of stock or changes in the articles of incorporation.

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE J--COMMON STOCK AND STOCK OPTION PLANS--(CONTINUED)

     In August 1997, the Company completed a public offering of common shares in which the Company sold 21,208,134 shares and selling shareholders sold 1,216,866 shares. The Company's shares were sold at $21.17 per share which raised $428.2 million for the Company net of expenses and commissions.


     In June 1996, the Company completed a public offering of common shares in which the Company sold 6,887,308 shares and selling shareholders sold 2,600,191 shares. The Company shares were sold at $8 per share which raised $50.6 million for the Company net of expenses and commissions. As part of the offering the underwriter received warrants entitling the purchase of 450,000 shares of stock in a 4 year period beginning in June 1997 at a price starting at $8.80 and increasing each year.


     In August 1994, a Stock Incentive Plan was adopted by the Company's Board of Directors and subsequently approved by the Company's shareholders in June 1995. The maximum number of shares issuable under the Plan has been amended several times and is 2,620,500 at December 31, 1997. Certain of the grants (785,500 at December 31, 1997) are intended to qualify as incentive stock options and the remaining are non-qualified options. All options were issued with an exercise price equal to the market price and have a life of 10 years. Vesting periods are generally 25% a year for four years.


     In 1997 the Board of Directors and subsequently the shareholders approved the Directors and Officers 1997 Stock Option Plan. The Plan authorizes options covering up to 1,350,000 shares of CHS Stock to be granted to executive officers and Directors. The options are to be granted at fair market value and generally vest over 3 years. In 1997, 1,275,000 options were granted under this Plan.


     In 1997 the Board of Directors and subsequently the shareholders approved the 1997 CEO Stock Option Plan. The plan authorizes options covering up to 750,000 shares of CHS Stock to be issued to the CEO upon approval by the Board of a business acquisition. The options are granted at market value and vest based on the earnings of the acquired company. In 1997 all the options authorized by this plan were granted.


     In June 1996, the Board of Directors, and subsequently the shareholders, approved the 1996 Chief Executive Officer Option Plan. The Plan provides for options covering up to 750,000 shares of CHS stock to be issued to the CEO upon the approval by the Board of Directors of a qualifying acquisition, as defined or of any acquisition if recommended by the Compensation Committee and approved by the Board. A qualifying acquisition is one where greater than 50% of the purchase price is comprised of common stock calculated by an earn out formula. The options are granted at market value and vest based on the earnings of the acquired company. In 1996 and 1997, all the options authorized by this plan were granted.


     In December 1994, when the estimated fair value was $4.00, the Board granted the Company's Chief Executive Officer non-qualified options to purchase 84,120 shares for which the exercise price is $.67 per share. The vesting period was two years and the options expire in ten years. The compensation element of $280,400 has been amortized to compensation expense in the accompanying financial statements.

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE J--COMMON STOCK AND STOCK OPTION PLANS--(CONTINUED)

     The Company accounts for its stock options under APB 25. No compensation cost has been recognized as the exercise price of each options does not exceed the fair value of the underlying stock at the date of grant. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below.



                                                              1996               1997
                                                        ----------------   ----------------
   Net earnings                As reported ..........     $ 12,166,000       $ 48,391,000
                               Pro forma ............       11,777,000         44,362,000
   Net earnings per share--
    basic                      As reported ..........     $        .80       $       1.44
                               Pro forma ............              .77               1.32
   Net earnings per share--
    diluted                    As reported ..........     $        .78       $       1.32
                               Pro forma ............              .75               1.21

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively; dividend yield of 0% for each year; expected volatility of 70% in 1996 and 67.9% in 1997; risk-free interest rates 6.06% in 1996 and ranging from 5.68% to 6.47% in 1997; and expected lives of 4.5 years for each year.


     A summary of the status of the Company's stock option plans as of December 31, 1995, 1996 and 1997 and changes during the years ending on those dates is presented below.



                                                        1995                        1996                        1997
                                              -------------------------   -------------------------   -------------------------
                                                              WEIGHTED                    WEIGHTED                     WEIGHTED
                                                               AVERAGE                     AVERAGE                     AVERAGE
                                                              EXERCISE                    EXERCISE                     EXERCISE
                                                 SHARES         PRICE        SHARES         PRICE         SHARES        PRICE
                                              ------------   ----------   ------------   ----------   -------------   ---------
Outstanding at beginning of year ..........      603,008      $  3.53        846,132       $ 4.60       2,314,299     $  8.01
Granted ...................................      334,500      $  6.39      1,583,720         9.75       3,191,381       18.09
Exercised .................................           --           --        (61,611)        4.57        (705,469)      10.40
Cancelled .................................      (91,376)        4.11        (53,942)       10.28        (182,398)       8.36
                                                 -------      -------      ---------       ------       ---------     -------
Outstanding at end of year ................      846,132         4.60      2,314,299         8.01       4,617,813     $ 15.17
                                                 =======      =======      =========       ======       =========     =======
Options exercisable at year end ...........      208,283      $  3.33        773,442       $ 5.89       1,095,037     $  4.58
Weighted--average fair value of
  options granted during the year .........                     N/A                         N/A                       $ 10.61

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)


NOTE J--COMMON STOCK AND STOCK OPTION PLANS--(CONTINUED)

     The following information applies to options outstanding at December 31, 1997:



     Number outstanding ..................................       4,617,813
     Range of exercise prices ............................   $ 4.00-$25.46
     Weighted-average exercise price .....................   $       15.17
     Weighted-average remaining contractual life .........       9.2 years

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)

NOTE K--SEGMENT INFORMATION


     The Company's business activities involve the operating segments of distribution of microcomputer equipment and software products. The operating segments are the distribution of universal products (products that represent the basic components of a personal computer without regard to the specific local language, regulatory and technical factors of individual markets) and localized products. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note A). The segments are managed separately since each requires different business and marketing strategies. The geographic areas in which the localized product segments operate are Western Europe, Eastern Europe and Latin America. Net sales, operating income (before interest and income taxes) and identifiable assets by segment were as follows (in thousands):


                                             LOCALIZED PRODUCTS
                                 -------------------------------------------
                                    WESTERN        EASTERN         LATIN        UNIVERSAL
                                     EUROPE         EUROPE        AMERICA       PRODUCTS     ELIMINATIONS     CONSOLIDATED
                                 -------------   -----------   -------------   ----------   --------------   -------------
1995
 Net sales ...................    $  542,438      $ 65,320      $  328,945      $     --      $      --       $  936,703
                                                                                                              ==========
 Operating income ............         7,358           252           3,934            --             --           11,544
 Corporate expenses ..........                                                                                      (745)
                                                                                                              ----------
                                                                                                                  10,799
                                                                                                              ==========
 Identifiable assets .........       169,442        33,283          85,409            --        (22,677)         265,457
 Corporate assets ............                                                                                       347
                                                                                                              ----------
                                                                                                              $  265,804
                                                                                                              ==========
1996
 Net sales ...................    $1,063,997      $215,518      $  576,025      $     --      $      --       $1,855,540
                                                                                                              ==========
 Operating income ............         9,559        11,440          10,663            --             --           31,662
 Corporate expenses ..........                                                                                    (2,789)
                                                                                                              ----------
                                                                                                                  28,873
                                                                                                              ==========
 Identifiable assets .........       528,568       110,656         207,734            --             --          846,958
 Corporate assets ............                                                                                    14,991
                                                                                                              ----------
                                                                                                              $  861,949
                                                                                                              ==========
1997
 Net sales ...................    $2,676,905      $389,553      $1,118,504      $571,421      $      --       $4,756,383
                                                                                                              ==========
 Operating income ............        42,867        18,871          17,891        14,501             --           94,130
 Corporate expenses ..........                                                                                    (4,969)
                                                                                                              ----------
                                                                                                                  89,161
                                                                                                              ==========
 Identifiable assets .........       894,248       189,918         280,814       472,689             --          837,669
 Corporate assets ............                                                                                   110,571
                                                                                                              ----------
                                                                                                              $1,948,240
                                                                                                              ==========

                             CHS ELECTRONICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                THREE YEARS ENDED DECEMBER 31, 1997--(CONTINUED)

NOTE L--SUBSEQUENT EVENTS


     In January 1998, the Company implemented a Common Stock Purchase Rights Plan and distributed one right (a "Right") for each share of the Company's Common Stock outstanding. Each Right has an initial exercise price of $100 for one-one thousandth of a share of the Company's Series A junior participating preferred stock. The Rights are not exercisable or transferable, apart from the Company's Common Stock, until after a person or group acquires, or has the right to acquire, beneficial ownership of 15% or more of the Company's Common Stock (which threshold may, under certain circumstances, be reduced to 10%) or announces a tender or exchange offer to acquire such percentage of the Company's Common Stock. Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company, or the particular acquiring person or group under certain circumstances and conditions, the number of shares of the Company's, or such person's or group's, Common Stock having a market value equal to twice the exercise price of the Right. The Rights are redeemable by the Company's Board of Directors under certain circumstances.


NOTE M--SUMMARIZED QUARTERLY FINANCIAL DATA FOR 1996 AND 1997 (UNAUDITED)



                                              FIRST         SECOND         THIRD            FOURTH
                                             QUARTER       QUARTER        QUARTER           QUARTER             YEAR
                                           -----------   -----------   -------------   ----------------   ---------------
                                                          (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
   1996
   Net sales ...........................    $302,995      $316,506      $  376,209        $ 859,830         $ 1,855,540
   Gross profit ........................      22,542        23,764          27,109           57,693             131,108
   Net earnings ........................       1,988         1,726           2,325            6,127              12,166
   Earnings per share--basic ...........         .17           .14             .13              .33(A)              .80
   Earnings per share--diluted .........         .16           .13             .11              .32                 .78

   1997
   Net sales ...........................    $877,103      $946,955      $1,097,567       $1,834,758         $ 4,756,383
   Gross profit ........................      62,463        70,173          84,944          129,089             346,669
   Net earnings ........................       6,710         6,401          11,436           23,844              48,391
   Earnings per share--basic ...........         .30           .29             .28              .49                1.44
   Earnings per share--diluted .........         .29           .27             .26              .45                1.32

----------------
(A) Results for the fourth quarter 1996 include a restructuring charge of $1.4 million ($1.1 million or $.07 per share after tax) for costs incurred by the Company to implement consolidation of its operations with acquired operations from Merisel.

EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

21         Subsidiaries of CHS Electronics

27.1       Financial Data Schedule

27.2       Financial Data Schedule

27.3       Financial Data Schedule