Form 10-Q
period 1998-03-31
CHS ELECTRONICS INC
filed 1998-05-14
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24244

                              CHS ELECTRONICS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                         87-0435376
 -------------------------------                       ------------------
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

                       SHARES OF COMMON STOCK OUTSTANDING
                       AS OF MAY 13, 1998: 50,157,057

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEETS                          3

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS                  4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW               5-6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        7-12

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              13-17

                                    PART II.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                              18


                              CHS ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            MARCH 31,     DECEMBER 31,
                                                                               1998           1997
                                                                           -----------    -----------
                                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                  $    74,907    $    68,806
     Accounts receivable:
          Trade, less allowance for doubtful accounts
             of $24,085 in 1998 and $18,347 in 1997                            707,414        659,757
         Affiliates                                                             23,786         24,604
                                                                           -----------    -----------
                                                                               731,200        684,361

     Inventories                                                               628,761        693,503
     Prepaid expenses and other current assets                                 100,505         65,255
                                                                           -----------    -----------

          TOTAL CURRENT ASSETS                                               1,535,373      1,511,925

PROPERTY AND EQUIPMENT, NET                                                     67,465         61,468
COST IN EXCESS OF ASSETS ACQUIRED, NET                                         414,644        381,830
OTHER ASSETS                                                                    37,560         13,599
                                                                           -----------    -----------

                                                                           $ 2,055,042    $ 1,968,822
                                                                           ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                         $   372,223    $   309,510
     Accounts payable, trade                                                   696,141        771,535
     Accrued liabilities                                                        67,891         83,309
     Amounts due to sellers under acquisition agreements                       114,430         54,866
     Income taxes payable                                                       14,271         12,711
     Deferred income taxes                                                       5,604          1,223
                                                                           -----------    -----------

        TOTAL CURRENT LIABILITIES                                            1,270,560      1,233,154

LONG TERM DEBT                                                                  80,561         61,556
MINORITY INTEREST                                                                6,958          6,348

SHAREHOLDERS' EQUITY:
     Preferred stock, authorized 5,000,000 shares; 0 shares outstanding           --             --
     Common stock, authorized 100,000,000 shares at $.001 par value;
          49,741,348 and 48,910,999 shares outstanding at March 31, 1998
          and December 31, 1997,  respectively                                      50             49
     Additional paid-in capital                                                633,779        621,021
     Retained earnings                                                          85,682         65,115
     Cumulative foreign currency translation adjustment                        (22,548)       (18,421)
                                                                           -----------    -----------

       TOTAL SHAREHOLDERS' EQUITY                                              696,963        667,764
                                                                           -----------    -----------

                                                                           $ 2,055,042    $ 1,968,822
                                                                           ===========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except share data)

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                                   (Unaudited)
                                                1998           1997
                                            -----------    -----------

Net sales                                   $ 1,751,338    $   877,103

Cost of goods sold                            1,628,744        814,640
                                            -----------    -----------

     Gross profit                               122,594         62,463

Operating expenses                               85,714         47,838
                                            -----------    -----------

     Operating income                            36,880         14,625

Other (income) expenses:
     Interest income                             (2,639)        (1,767)
     Interest expense                            10,563          6,616
                                            -----------    -----------

                                                  7,924          4,849
                                            -----------    -----------
     Earnings before income taxes and
        minority interest in subsidiaries        28,956          9,776

Income taxes                                      7,779          2,641
Minority interest in subsidiaries                   610            424
                                            -----------    -----------

     Net earnings                           $    20,567    $     6,711
                                            ===========    ===========
Net earnings per common share:

             Basic                          $       .42    $       .30
                                            ===========    ===========

             Diluted                        $       .38    $       .29
                                            ===========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                                  (Unaudited)
                                                                               1998         1997
                                                                             ---------    ---------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
   Net earnings                                                              $  20,567    $   6,711
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                              9,210        3,658
      Minority interest in net earnings                                            610          424
      Changes in assets and liabilities excluding effects of acquisitions:
         Accounts receivable-trade, net                                         30,052      (48,531)
         Accounts receivable-affiliates, net                                       817         (778)
         Inventories                                                           120,970      (17,155)
         Prepaids and other current assets                                      73,008       23,305
         Accounts payable                                                     (170,020)     (94,381)
         Accrued liabilities and income taxes                                  (73,059)       3,420
                                                                             ---------    ---------

Net cash provided by operating activities                                       12,155        8,045

Cash flows from investing activities:
   Purchase of fixed assets                                                     (4,809)      (1,658)
   Acquisitions, net of cash acquired                                          (42,858)       2,800
                                                                             ---------    ---------

Net cash (used in) provided by investing activities                            (47,667)       1,142

Cash flows from financing activities:
   Net borrowings from (repayments to) banks                                    42,177      (10,317)
   Proceeds from exercising stock options                                          135          605
                                                                             ---------    ---------

Net cash provided by (used in) financing activities                             42,312       (9,712)

Effect of exchange rate changes on cash                                           (699)      (1,913)
                                                                             ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 6,101       (2,438)

Cash and cash equivalents at beginning of period                                68,806       35,137
                                                                             ---------    ---------

Cash and cash equivalents at end of period                                   $  74,907    $  32,699
                                                                             =========    =========

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (continued)

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                      1998     1997
                                                    -------- -------

Supplemental disclosure of cash flow information:
Cash paid during the period
for:
   Interest                                         $9,895   $7,251
   Income taxes                                     $4,672   $3,231

Non cash investing and financing activities:

These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions.

The components of the transactions in each period are as follows:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                          1998       1997
                                                        --------   --------

Fair value of assets acquired including cash acquired   $234,038   $131,498
Less: Common stock or other consideration issued          93,492     26,928
                                                        --------   --------

Liabilities assumed                                     $140,546   $104,570
                                                        ========   ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

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

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full fiscal year. Sales in Europe in the first and fourth quarters of each year are typically higher than sales in the second and third quarters. In South America sales in the third and fourth quarters are typically higher than sales in the first and second quarters.

2. ACQUISITIONS

In the three month period ended March 31, 1998, the Company purchased four companies. The acquisitions, which are being accounted for under the purchase method, are immaterial to the Company's results.

In 1997 the Company made 15 acquisitions, of which three were significant. On October 3, 1997, the Company completed the acquisition of Santech Micro Group ASA ("Santech"), pursuant to which it acquired 97.4% of the capital stock of Santech for approximately $125 million. The Company expects to acquire the remainder of the shares of Santech at the same per share price. Santech is the largest distributor of microcomputer products in Scandinavia with operations in Norway, Sweden and Denmark and had revenues of $718 million in 1996. Santech distributes the products of the same vendors as other subsidiaries of the Company. The acquisition of Santech has been accounted for under the purchase method, and accordingly the results of Santech have been included in the consolidated operating results since the date of acquisition. The acquisition of Santech resulted in the recognition of $109.1 million of goodwill.

Santech's operating results during 1997 were adversely impacted as a result of a restructuring of its operations and the implementation of a new computer system. The adverse impact included costs associated with reduction in the number of its product lines and the number of employees from 450 to 320. The Company believes that these factors have been addressed and that these issues should not have a material adverse impact on Santech's or the Company's future operations.

On August 4, 1997, the Company completed the acquisition of Karma International S.A. ("Karma"). Karma is a distributor of personal computer components to over 10,000 customers in Europe, the Middle East and Asia. The purchase price for Karma was $160 million and was funded through (i) $74 million in cash and (ii) 4,813,432 shares of unregistered Common Stock. Karma's product line includes mass storage products, CPU's, memory chips, motherboards, sound, video and other cards and monitors. Karma operates in 18 countries through 28 offices in Europe, the Middle East and Asia. Karma had net sales of approximately $700 million in 1996. The acquisition of Karma has been accounted for under the purchase method and, accordingly the results of Karma have been included in the consolidated operating results since the date of acquisition. The acquisition of Karma resulted in the recognition of $123.0 million of goodwill.

Effective January 1, 1997, the Company acquired 100% of Frank & Walter Computer GmbH ("Frank & Walter"), a distributor based in Germany, for 3,300,000 unregistered shares of Common Stock. The acquisition of Frank & Walter has been accounted for under the purchase method and, accordingly the results of Frank & Walter have been included in the consolidated operating results since the date of acquisition. The amounts allocated to assets acquired and liabilities assumed resulted in a recognition of $26.6 million of goodwill.

Presented below is pro forma operating data showing selected operating results as if the significant companies acquired in 1997 were acquired on January 1, 1997. Pro forma adjustments were made to include goodwill amortization in the three month period ended March 31, 1997 based on 1997 actual results. Pro forma net earnings per share is based on the net earnings divided by the weighted average number of shares plus contingent shares actually issued.

                                    THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1998            1997
                                     ----------       ---------

Sales                                $1,751,338       $1,271,926

Net earnings                             20,567            6,854

Net earnings per share- basic        $      .42       $      .19
Net earnings per share- diluted      $      .38       $      .18

The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1997 or of future results of the combined companies.

3. NET EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. In accordance with this statement, basic earnings per share is computed by dividing net earnings by the weighted averaged number of common shares outstanding. Diluted earning per share includes the dilution caused by common stock options and the shares that would be issued in existing earn outs based upon applying the earn out multiple to annualized actual earnings and dividing by the market price at period end. The weighted average number of shares for basic earnings per share was 49,534,737 and 22,039,140 for the three month periods ended March 31, 1998 and 1997, respectively. The weighted average number of shares used in the diluted computation was 54,754,967 and 23,135,149 for the three month periods ended March 31, 1998 and 1997, respectively. All share and per share information has been restated for a three for two stock split effective in September 1997.

The following table illustrates the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                         THREE MONTHS ENDED MARCH 31, 1998
                                      --------------------------------------
                                        NET         WEIGHTED       PER SHARE
                                      EARNINGS   AVERAGE SHARES     AMOUNT
                                      --------   --------------    ---------

Net earnings                          $20,567
                                      =======

Net earnings per share- basic          20,567       49,535         $   .42
                                                                   =======
Effect of dilutive shares:
Stock options outstanding                --          1,434
Earn out contingencies                   --          1,631
                                      -------       ------
    Net earnings per share- diluted   $20,567       54,755         $   .38
                                      =======       ======         =======

                                            THREE MONTHS ENDED MARCH 31, 1997
                                            ---------------------------------
                                             NET        WEIGHTED     PER SHARE
                                           EARNINGS   AVERAGE SHARES  AMOUNT
                                           --------   -------------- ---------

Net earnings                               $6,711
                                           ======

Net earnings per share- basic               6,711        22,039        $.30
                                                                       ====
Effect of dilutive shares:
Stock options outstanding                    --           1,096
                                           ------        ------

    Net earnings per share- diluted        $6,711        23,135        $.29
                                           ======        ======        ====

4. LONG TERM DEBT

The Company's long-term debt at March 31, 1998, consists principally of the amount due at that date ($31 million) under revolving credit agreements of certain of the Company's United States based subsidiaries. Amounts outstanding are due October 1999. The agreement provides for advances and issuance of letters of credit based upon eligible accounts receivable and inventory up to a maximum of $60 million. Interest is at a variable market rate based on the prime rate of the lender or LIBOR, at borrower's option. The borrower's assets, including accounts receivable and inventory, are pledged as collateral. The agreement also limits the ability of the borrowers to pay dividends to the Company. The amount also includes a short term payable to a bank of $30 million, which was intended to be and was refinanced by the Senior Notes described below.

In April 1998, the Company issued $200 million of Senior Notes ("Notes") due 2005. The Notes bear interest of 9.875% per annum and interest is payable semi-annually on April 15 and October 15 beginning October 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2002, initially at 104.938% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, on or after April 15, 2004. Certain of the Company's direct and indirect subsidiaries fully and unconditionally jointly and severally guarantee the Notes on an unsecured basis. The guarantor subsidiaries are CHS Electronics, Inc. (Nevada), CHS Delaware, Inc., CHS Delaware L.L.C. and CHS Americas, Inc. All these subsidiaries are non-operating holding companies. The Notes are effectively subordinated to all existing and future liabilities of the Company's subsidiaries that are not guarantors. The Notes contain certain covenants which, among other things, will restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make other distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. The covenants are, however, subject to a number of exceptions and qualifications.

The following condensed financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results for the Company. The results of operations and cash flow presented below assume that the guarantor subsidiaries were in place for all periods presented. The Company and guarantor subsidiaries have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Company has not presented separate financial statements and other disclosures concerning the guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.


                                                                                AS OF MARCH 31, 1998
                                               ----------------------------------------------------------------------------------
                                                     CHS                              NON-
                                               ELECTRONICS, INC.   GUARANTORS      GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                               -----------------   ----------      ----------      ------------      ------------
Cash ......................................     $     1,642     $     1,065      $    72,200      $      --        $    74,907
Accounts receivables ......................          17,770           3,364          710,066             --            731,200
Intercompany receivables ..................         162,139             535          194,064         (356,738)            --
Inventories ...............................            --              --            628,761             --            628,761
Other current assets ......................          13,258             530           90,628           (3,911)         100,505
                                                -----------     -----------      -----------      -----------      -----------
                Total current assets ......         194,809           5,494        1,695,719         (360,649)       1,535,373

Property and equipment, net ...............           2,102              45           67,077           (1,759)          67,465
Cost in excess of assets acquired, net ....            --              --            414,644             --            414,644
Investments in affiliated companies .......         696,962         569,411             --         (1,266,373)            --
Other assets ..............................            --              --             37,560             --             37,560
                                                -----------     -----------      -----------      -----------      -----------
                Total assets ..............     $   893,873     $   574,950      $ 2,215,000      $(1,628,781)     $ 2,055,042
                                                ===========     ===========      ===========      ===========      ===========

Notes payable .............................     $      --       $       500      $   371,733      $      --        $   372,233
Intercompany payables .....................            --           153,168          203,433         (356,601)            --
Accounts payable ..........................             235             801          694,105             --            696,141
Accrued expenses ..........................          60,825             175            6,891             --             67,891
Amounts due to sellers ....................         144,430            --               --               --            114,430
Income taxes payable and other ............           1,362            (995)          17,977            1,531           19,875
                                                -----------     -----------      -----------      -----------      -----------
                  Total current liabilities         177,852         153,649        1,294,129         (355,070)       1,270,560
Long term debt ............................          30,000           4,505           46,056             --             80,561
Minority interests ........................            --              --               --              6,958            6,958

Shareholders' equity ......................         686,021         416,796          874,815       (1,280,669)         696,963
                                                -----------     -----------      -----------      -----------      -----------

                                                $   893,873     $   574,950      $ 2,215,000      $(1,628,781)     $ 2,055,042
                                                ===========     ===========      ===========      ===========      ===========

                                                                                AS OF MARCH 31, 1997
                                               ----------------------------------------------------------------------------------
                                                     CHS                              NON-
                                               ELECTRONICS, INC.   GUARANTORS      GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                               -----------------   ----------      ----------      ------------      ------------

Cash ........................................     $        78     $      --       $    32,621      $      --        $    32,699
Accounts receivables ........................           1,132            --           334,467             --            335,599
Intercompany receivables ....................         111,752            --           210,855         (322,607)            --
Inventories .................................            --              --           349,246             --            349,246
Other current assets ........................           3,089             312          34,041           (2,144)          35,298
                                                  -----------     -----------     -----------      -----------      -----------
                 Total current assets .......         116,051             312         961,230         (324,751)         752,842

Property and equipment, net .................           2,533               1          36,031           (1,859)          36,706
Cost in excess of assets acquired, net ......            --              --           105,105             --            105,105
Investments in affiliated companies .........         130,439         280,508            --           (410,947)            --
Other assets ................................            --              --             6,790             --              6,790
                                                  -----------     -----------     -----------      -----------      -----------
                  Total assets ..............     $   249,023     $   280,821     $ 1,109,156      $  (737,557)     $   901,443
                                                  ===========     ===========     ===========      ===========      ===========

Notes payable ...............................     $      --       $      --       $   172,497      $      --        $   172,497
Intercompany payables .......................          38,023         111,031         173,583         (322,637)            --
Accounts payable ............................           4,296           1,871         428,525               21          434,713
Accrued expenses ............................          14,660          36,375           9,330             --             60,365
Amounts due to sellers ......................          42,200            --              --               --             42,200
Income taxes payable and other ..............            --               312           3,213            1,770            6,062
                                                  -----------     -----------     -----------      -----------      -----------
                    Total current liabilities          99,946         149,589     $   787,148      $  (320,846)     $   715,837
Long term debt ..............................            --              --       $    51,017      $      --        $    51,017
Minority interests ..........................            --              --              --              4,150            4,150

Shareholders' equity ........................         149,077         131,232         270,991         (420,861)         130,439
                                                  -----------     -----------     -----------      -----------      -----------

                                                  $   249,023     $   280,821     $ 1,109,156      $  (737,557)     $   901,443
                                                  ===========     ===========     ===========      ===========      ===========


                                                                           THREE ENDED MARCH 31, 1998
                                                 ----------------------------------------------------------------------------------
                                                        CHS                              NON-
                                                  ELECTRONICS, INC.   GUARANTORS      GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                                 -----------------    -----------     ----------       ------------     ------------
Net Sales ......................................     $      --        $        31      $ 1,751,307      $      --        $ 1,751,338
Cost of goods sold .............................            --               (290)       1,629,034             --          1,628,744
                                                     -----------      -----------      -----------      -----------      -----------
    Gross profit ...............................            --                321          122,273             --            122,594
Operating expenses .............................           2,468               13           83,233             --             85,714
                                                     -----------      -----------      -----------      -----------      -----------
    Operating income (loss) ....................          (2,468)             308           39,040             --             36,880
Other (income) expense, net ....................            (569)             146            8,347             --              7,924
                                                     -----------      -----------      -----------      -----------      -----------
    Earnings (loss) before income taxes and
       minority interest in subsidiaries .......          (1,899)     $       162      $    30,693      $      --        $    28,956
Provision for income taxes .....................             310               62            7,407             --              7,779
Equity in (earnings) of affiliated
    companies, net of tax ......................         (22,776)         (22,581)            --             45,357             --
Minority interest ..............................            --               --               --                610              610
                                                     -----------      -----------      -----------      -----------      -----------
Net earnings ...................................          20,567      $    22,681      $    23,286      $   (45,967)     $    20,567
                                                     ===========      ===========      ===========      ===========      ===========


                                                                           THREE ENDED MARCH 31, 1997
                                                 ----------------------------------------------------------------------------------
                                                        CHS                              NON-
                                                  ELECTRONICS, INC.   GUARANTORS      GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                                 -----------------    -----------     ----------       ------------     ------------

Net Sales ......................................     $      --        $      --        $   877,103      $      --        $   877,103
Cost of goods sold .............................            --               --            814,640             --            814,640
                                                     -----------      -----------      -----------      -----------      -----------
    Gross profit ...............................            --               --             62,463             --             62,463
Operating expenses .............................            (581)            --             48,419             --             47,838
                                                     -----------      -----------      -----------      -----------      -----------
Operating income ...............................             581             --             14,044             --             14,625
Other (income) expense, net ....................             403             --              4,446             --              4,849
                                                     -----------      -----------      -----------      -----------      -----------
Earnings before income taxes and
       minority interest in subsidiaries .......     $       178      $      --        $     9,598      $      --        $     9,776
 Provision for income taxes ....................             764             --              1,897              (20)           2,641
Equity in (earnings) of affiliated
    companies, net of tax ......................          (7,297)          (7,268)            --             14,565             --
Minority interest ..............................            --               --               --                424              424
                                                     -----------      -----------      -----------      -----------      -----------
Net earnings ...................................     $     6,711      $     7,268      $     7,701      $   (14,969)     $     6,711
                                                     ===========      ===========      ===========      ===========      ===========


                                                                           THREE ENDED MARCH 31, 1998
                                                 ----------------------------------------------------------------------------------
                                                        CHS                              NON-
                                                  ELECTRONICS, INC.   GUARANTORS      GUARANTORS       ELIMINATIONS    CONSOLIDATED
                                                 -----------------    -----------     ----------       ------------    ------------

Net cash provided (used) in operating activities     $      --        $      --        $    12,155      $      --       $    12,155
Net cash provided (used) in investing activities         (28,934)            --            (18,733)            --           (47,667)
Net cash provided (used) in financing activities          30,000             --             12,312             --            42,312
Effect of exchange rate ........................            --               --               (699)            --              (699)
Cash at beginning ..............................             576             --             68,230             --            68,806
Cash at end ....................................           1,642             --             73,265             --            74,907


                                                                           THREE ENDED MARCH 31, 1997
                                                 ----------------------------------------------------------------------------------
                                                        CHS                              NON-
                                                  ELECTRONICS, INC.   GUARANTORS      GUARANTORS       ELIMINATIONS    CONSOLIDATED
                                                 -----------------    -----------     ----------       ------------    ------------

Net cash provided (used) in operating activities     $      --        $      --        $     8,045      $      --       $     8,045
Net cash provided (used) in investing activities          (1,103)            --              2,245             --             1,142
Net cash provided (used) in financing activities             605             --            (10,317)            --            (9,712)
Effect of exchange rate ........................            --               --             (1,913)            --            (1,913)
Cash at beginning ..............................             576             --             34,461             --            35,137
Cash at end ....................................              78             --             32,621             --            32,699

5. COMMON STOCK

On July 30, 1997, the Company completed a public offering of 21.2 million shares of common stock at a price of $21.17 per share. Net proceeds were approximately $428 million. Furthermore, on August 14, 1997, the President of the Company exercised stock options to purchase 409,168 shares of common stock. This produced proceeds to the Company of approximately $2.8 million.

In September 1997, the Company effectuated a three-for-two stock split. All share information has been restated to reflect the three-for-two split.

6. CONTINGENCIES

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

7. RELATED PARTY TRANSACTIONS

A member of the Board of Directors and shareholder of the Company also serves as a member of the board of directors of a buying group, which supplies product to the Company. This company also has ownership interest in other companies which do business with the Company. During the three months period ended March 31, 1998, the Company made sales to such parties of $12.9 million and purchased goods and services of $1.7 million from such parties. At March 31, 1998, the Company had a balance due from such parties of approximately $8.7 million.

During the third quarter of 1997, the Board of Directors of the Company approved a loan to Comtrad Holdings, Inc. ("Comtrad"), a significant shareholder of the Company, of an additional amount of approximately $13.8 million. The loan bears interest at the prime rate and is due upon demand. At March 31, 1998, the amount due from Comtrad amounts to $17.6 million. This receivable is guaranteed by all the assets of Comtrad, which owns approximately 5 million shares of the Company's stock.

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. The acquisitions since January 1, 1997 are shown below:


OPERATING                                       CHS ACQUISITION
SUBSIDIARY                                      SERVICE AREA                             DATE
----------                                      ---------------                          ----
SIS Distributors(4)                             China, Malaysia, Singapore,
                                                Vietnam                                 March 1998
TH' Systems                                     Czech Republic, Poland,
                                                Hungary and Slovakia                    February 1998
ARC Spain                                       Spain                                   January 1998
MicroInformatica                                Latin America                           January 1998
CHS Nexsys(3)                                   Colombia                                December 1997
CHS Ledakon                                     Colombia                                November 1997
CHS Romak                                       Ireland                                 October 1997
Compexpress                                     Brazil                                  October 1997
Santech                                         Norway, Sweden, Denmark                 October 1997
Lars Krull                                      Denmark, Norway, Sweden                 August 1997
Karma                                           Europe, Middle East and China           August 1997
Ameritech Exports                               Latin America                           August 1997
Ameritech Argentina                             Argentina                               August 1997
Atlantis Skupina(2)                             Slovenia                                August 1997
CHS Dinexim                                     Latin America                           May 1997
CHS Access and Agora                            Czech Republic                          May 1997
CHS International High Tech Marketing           Africa                                  April 1997
CHS Frank & Walter(1)                           Germany                                 March 1997
CHS Estonia                                     Estonia                                 January 1997
CHS Infocentro de Chile(2)                      Chile                                   January 199

----------------------
(1) The results of operations of Frank & Walter have been included as of January 1, 1997.
(2) The Company owns 51% of this company.
(3) The Company owns 65% of this company.
(4) The Company owns 80% of this company

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

NET SALES. Net sales increased $874.2 million, or 100.0%, from $877.1 million in first quarter 1997 to $1,751.3 million in first quarter 1998 due to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, newly acquired subsidiaries contributed $681.8 million. Net sales of subsidiaries consolidated for both 1998 and 1997 first quarters grew $192.4 million, or 21.9%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company.

GROSS PROFIT. Gross profit increased $60.1 million, or 96.3%, from $62.5 million in first quarter 1997 to $122.6 million in first quarter 1998 due principally to acquisitions and, to a lesser extent, internal growth. Newly acquired companies contributed $42.8 million of gross profit. Gross profit of subsidiaries consolidated for both 1998 and 1997 first quarters, grew $17.4 million, or 27.8%.

Gross margin decreased from 7.1% in first quarter 1997 to 7.0% in first quarter 1998. The decrease was due to lower gross margins from subsidiaries located in Western Europe. The Company expects that overall gross margins may decline during the remainder of 1998 compared to 1997 due to continued competitive pricing pressures across all regions and the impact of including Karma's operations for the full year since such operations have a lower gross margin due to the nature of the products sold. However, the Company attempts to offset this decline through utilizing early payment discount opportunities and taking advantage of volume rebates with certain key vendors.

OPERATING EXPENSES. Operating expenses as a percentage of net sales was at 5.4% in the first quarter of 1998 and 5.4% in the first quarter of 1997. The Company expects that the inclusion of Karma's results in 1998 will result in operating expenses being a lower percentage of net sales than in 1997 based on lower operating expenses of Karma as a percentage of its sales. This factor is offset to some extent by increased goodwill amortization in 1998, which was $5.4 million during the three month period ended March 31, 1998 compared to $1.2 million during the three month period ended March 31, 1997. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net gain of $3.8 million and $0.6 million during the three month periods ended March 31, 1998 and 1997, respectively.

NET INTEREST EXPENSE. Net interest expense increased $3.1 million from $4.8 million in first quarter 1997 to $7.9 million in first quarter 1998 due to increased borrowings of the Company to support increased sales.

INCOME TAXES. Income taxes, as a percentage of earnings before income taxes and minority interest was 27% in first quarter 1997 and in first quarter 1998. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1998 principally due to the proportion of income expected in jurisdictions with lower tax rates and also its ability to use remaining net operating loss carryforwards from certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $12.2 million and $8.0 million were provided by operating activities in the three months ended March 31, 1998 and 1997, respectively. In the three months ended March 31, 1998, cash was used principally to decrease accounts payables and accrued liabilities, and cash was provided as a result of decreases in accounts receivables (excluding the impact of acquisitions), inventories, prepaid expenses and other current assets. Net cash used in investing activities in the three month period ended March 31, 1998 and 1997 included approximately $4.8 million and $1.7 million, respectively, related to fixed asset additions. In addition, $42.8 million was used in and $2.8 million was provided by acquisitions during the three months ended March 31, 1998 and 1997, respectively. Net cash of $42.3 million was provided by and $9.7 million was used in financing activities in the three month period ended March 31, 1998 and 1997, respectively, due principally to net borrowings from or repayments to banks.

Certain of the Company's United States based subsidiaries are party to a Loan and Security Agreement providing for revolving credit advances and the issuance of letters of credit against eligible accounts receivable and inventory up to a maximum of $60 million. Amounts outstanding bear interest, at the election of the borrower, at either a variable market rate based on the prime rate of the lender or LIBOR. The agreement limits the ability of the borrowers to pay dividends to the Company. The agreement matures in October 1999 and is secured by a lien on essentially all of the borrowers' assets. The agreement contains certain restrictive covenants. The Company has guaranteed this indebtedness.

The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. At March 31, 1998, the aggregate amount available under these agreements was $527.9 million, and the amount borrowed was $388.1 million. Such agreements are usually for a term of one year and are secured by the receivables and inventories of the borrower. The weighted average interest rate at March 31, 1998 was 7.9%. The Company typically guarantees these loans.

In April 1998, the Company issued $200 million of Senior Notes ("Notes") due 2005. The Notes bear interest of 9.875% per annum and interest is payable semi-annually on April 15 and October 15 beginning October 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2002, initially at 104.938% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, on or after April 15, 2004. Certain of the Company's direct and indirect subsidiaries fully and unconditionally jointly and severely guaranteed the Notes on an unsecured basis. The guarantor subsidiaries are CHS Electronics, Inc. (Nevada), CHS Delaware, Inc., CHS Delaware L.L.C. and CHS Americas, Inc. The Notes are effectively subordinated to all existing and future liabilities of the Company's subsidiaries that are not guarantors. The Notes contain certain covenants which, among other things, will restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make other distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. The covenants are, however, subject to a number of exceptions and qualifications.

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

The Company's principal need for additional cash in 1998 will be: for the purchase of additional inventory to support growth, to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment, to pay amounts due to sellers of businesses, and for the cash component of possible future acquisitions. The Company is seeking additional cash for this purpose through its existing bank credit lines and through additional credit facilities, but management can give no assurance that financing will be available on terms acceptable to the Company. However, at this time, the Company, through the proceeds of the 1997 public offering and the issuance of the Notes, has sufficient funds to support its expected growth for the remainder of 1998.

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

INFLATION

The Company operates in certain countries that have experienced high rates of inflation and hyperinflation. However, inflation did not have any meaningful impact on the Company's results of operations during the three months periods ended March 31, 1998 and 1997 and the Company does not expect that it will have a material impact during the remainder of 1998.

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

ACCOUNTS RECEIVABLE. The Company manages its accounts receivable to balance the needs of its customers to purchase on credit with its desire to minimize its credit losses. Bad debt expense as a percentage of the Company's net sales for the three months ended March 31, 1998 was 0.2%. The Company's credit losses have been minimized by its extensive credit approval process and the use of credit insurance and factoring by its Western European subsidiaries. In its sales to customers in Latin America, the Company often receives post-dated checks at the time of sale. Customers who qualify for credit are typically granted payment terms appropriate to the customs of each country.

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

HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the three-month period ended March 31, 1998, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 87% of Company sales were made in currencies other than the United States dollar. The primary currencies in which sales were made were the German mark (23% of sales), the British pound (10%) and the French franc (8%). At March 31, 1998, approximately $268 million of accounts payable were attributable to foreign currency liabilities denominated in other than the subsidiaries functional currencies. Of these, $251.2 million was denominated in U.S. dollars and $12.9 million was denominated in German marks. Approximately 67% of these liabilities were unhedged.

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

NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income", in June 1997. SFAS No. 130 requires that changes in the amounts of items that bypass the income statement and are only reported within a balance in shareholders' equity be included in a separate financial statement. Items that qualify as components of comprehensive income currently bypassing a statement of income include foreign currency translation adjustments. SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this standard will not have an effect on the Company's financial position or results of operations.

FORWARD LOOKING INFORMATION

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations of beliefs, including, but not limited to, statements concerning expectations of gross margins, operating expenses to sales, income taxes, its year 2000 compliance activities, inflation expectations, and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including changes in economic conditions, demand for the Company's products and changes in competitive environment.

PART II
ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

1.   Exhibits

     27.1   Financial Data Schedule for 1998

     27.2   Financial Data Schedule for 1997

2.   Reports on 8-K

     A) On April 22, 1998, a report on Form 8-K was filed to report the issuance of a press release dated April 13, 1998 relating to the closing of the Company's sale of $200,000,000 9 7/8% Senior Notes due 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHS ELECTRONICS, INC.
---------------------
(Registrant)
May 13, 1998                      BY /s/ ANTONIO BOCCALANDRO
                                     ------------------------
                                         ANTONIO BOCCALANDRO
                                         Secretary

May 13, 1998                     BY /s/ CRAIG S. TOLL
                                     ------------------------
                                         CRAIG S. TOLL

                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX


EXHIBIT                            DEXCRIPTION
-------                            -----------

  27.1                     Financial Data Schedule for 1998

  27.2                     Financial Data Schedule for 1997