Form 10-Q
period 1998-06-30
CHS ELECTRONICS INC
filed 1998-08-14
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24244

                              CHS ELECTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                             87-0435376
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                               2000 NW 84TH AVENUE
                                 MIAMI, FL 33122
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (305) 908-7200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                       SHARES OF COMMON STOCK OUTSTANDING
                        AS OF AUGUST 11, 1998: 51,896,199

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS                             3

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS                     4

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                  5-6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           7-14

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 15-20

                                    PART II.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                21

                           CHS ELECTRONICS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                                                                JUNE 30,             DECEMBER 31,
                                                                                  1998                   1997
                                                                                  ----                   ----
                                                                              (Unaudited)
                                  ASSETS

CURRENT ASSETS:
  Cash                                                                     $       81,883         $       68,806
  Cash held in escrow                                                              91,675                     --
  Accounts receivable:
   Trade, less allowance for doubtful accounts
     of $23,195 in 1998 and $18,347 in 1997                                       696,613                659,757
  Affiliates                                                                       38,850                 24,604
                                                                           --------------         --------------
                                                                                  735,463                684,361

  Inventories                                                                     633,254                693,503
  Prepaid expenses and other current assets                                        82,141                 65,255
                                                                           --------------         --------------

         TOTAL CURRENT ASSETS                                                   1,624,416              1,511,925

PROPERTY AND EQUIPMENT, NET                                                        82,878                 61,468
COST IN EXCESS OF ASSETS ACQUIRED, NET                                            507,472                381,830
OTHER ASSETS                                                                       38,293                 13,599
                                                                           --------------         --------------

                                                                           $    2,253,059         $    1,968,822
                                                                           ==============         ==============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                            $      422,411         $      309,510
  Accounts payable, trade                                                         585,812                771,535
  Accrued liabilities                                                              89,958                 83,309
  Amounts due to sellers under acquisition agreements                             138,986                 54,866
  Income taxes payable                                                             18,097                 12,711
  Deferred income taxes                                                             9,255                  1,223
                                                                           --------------         --------------

         TOTAL CURRENT LIABILITIES                                              1,264,519              1,233,154

LONG TERM DEBT                                                                    232,154                 61,556
MINORITY INTEREST                                                                   6,922                  6,348

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares; 0 shares outstanding                   --                     --
  Common stock, authorized 100,000,000 shares at $.001 par value;
     51,656,949 and 48,910,999 shares outstanding at June 30, 1998
     and December 31, 1997, respectively                                               52                     49
  Additional paid-in capital                                                      668,644                621,021
  Retained earnings                                                               105,979                 65,115
  Cumulative foreign currency translation adjustment                              (25,211)               (18,421)
                                                                           --------------         --------------
         TOTAL SHAREHOLDERS' EQUITY                                               749,464                667,764
                                                                           --------------         --------------

                                                                           $    2,253,059         $    1,968,822
                                                                           ==============         ==============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except share data)

                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                       JUNE 30,                                JUNE 30,
                                                                      (Unaudited)                             (Unaudited)
                                                               1998                1997                1998                1997
                                                               ----                ----                ----                ----
Net Sales                                                $   1,769,494       $     946,955       $   3,520,832       $   1,824,058

Cost of goods sold                                           1,638,570             876,783           3,267,314           1,691,423
                                                         -------------       -------------       -------------       -------------

  Gross profit                                                 130,924              70,172             253,518             132,635

Operating expenses                                              89,832              52,846             175,546             100,683
                                                         -------------       -------------       -------------       -------------
  Operating income                                              41,092              17,326              77,972              31,952

Other (income) expense:
  Interest income                                               (4,360)             (1,799)             (6,999)             (3,567)
  Interest expense                                              16,904               8,018              27,467              14,634
                                                         -------------       -------------       -------------       -------------

                                                                12,544               6,219              20,468              11,067
                                                         -------------       -------------       -------------       -------------

  Earnings before income taxes and
    minority interest in subsidiaries                           28,548              11,107              57,504              20,885

Income taxes                                                     7,043               4,147              14,823               6,790
Minority interest in subsidiaries                                1,207                 559               1,816                 984
                                                         -------------       -------------       -------------       -------------
  Net earnings                                           $      20,298       $       6,401       $      40,865       $      13,111
                                                         =============       =============       =============       =============

Net earnings per common share:
         Basic                                           $        0.40       $        0.29       $        0.81       $        0.59
                                                         =============       =============       =============       =============

         Diluted                                         $        0.36       $        0.28       $        0.73       $        0.57
                                                         =============       =============       =============       =============




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                                 (Unaudited)
                                                                                            1998              1997
                                                                                            ----              ----
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Net earnings                                                                     $        40,865    $       13,111
  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                           18,610             7,585
    Minority interest in net earnings                                                        1,816               983
    Changes in assets and liabilities excluding effects of acquisitions:
      Accounts receivable-trade, net                                                        83,649            67,393
      Accounts receivable-affiliates, net                                                  (14,247)           (1,115)
      Inventories                                                                          156,147            67,643
      Prepaids and other assets                                                            (13,257)           20,594
      Accounts payable                                                                    (342,584)         (153,860)
      Accrued liabilities and income taxes                                                   3,243            (9,794)
                                                                                   ---------------    --------------

      Net cash (used in) provided by operating activities                                  (65,758)           12,540
                                                                                   ---------------    --------------

Cash flows from investing activities:
  Purchase of fixed assets                                                                 (19,747)           (9,348)
  Acquisitions, net of cash acquired                                                       (27,865)            1,641
                                                                                   ---------------    --------------
      Net cash (used in) investing activities                                              (47,612)           (7,707)
                                                                                   ---------------    --------------

Cash flows from financing activities:
  Proceeds from the issuance of Senior Notes                                               200,000                --
  Net borrowings from (repayments to) banks                                                 17,883           (25,049)
  Proceeds from exercising stock options                                                       502               956
                                                                                   ---------------    --------------

      Net cash provided by (used in) financing activities                                  218,385           (24,093)

Effect of exchange rate changes on cash                                                       (263)           (3,082)
                                                                                   ---------------    --------------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     104,752           (22,342)

Cash and cash equivalents at beginning of period                                            68,806            35,137
                                                                                   ---------------    --------------

Cash and cash equivalents at end of period                                         $       173,558    $       12,795
                                                                                   ===============    ==============

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (continued)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       1998               1997
                                                                       ----               ----
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                          $ 18,625           $ 13,363
  Income taxes                                                      $  6,239           $  7,288

Non cash investing and financing activities:

These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions.

The components of the transactions in each period are as follows:

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       1998               1997
                                                                       ----               ----

Fair value of assets acquired including cash acquired               $ 250,752          $ 138,087
Less:  Common stock or other consideration issued                      11,195             28,378
                                                                    ---------          ---------

Liabilities assumed                                                 $ 239,557          $ 109,709
                                                                    =========          =========


Furthermore, these statements of cash flows exclude the non-cash impact on the increase of amounts due to sellers under acquisition agreements of $87,793 in 1998.



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

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the full fiscal year. Sales in Europe in the first and fourth quarters of each year are typically higher than sales in the second and third quarters. In South America sales in the third and fourth quarters are typically higher than sales in the first and second quarters.

2. ACQUISITIONS

In the six month period ended June 30, 1998, the Company purchased nine companies. These acquisitions, which are being accounted for under the purchase method, had no significant impact on the results of operations of the Company. During 1998, the Company began to amortize goodwill (the excess of the purchase price over the value of net assets acquired) of certain new acquisitions over a period of approximately 35 years, while goodwill for previous acquisitions is being amortized over 20 years.

In 1997, the Company made 15 acquisitions, of which three were significant. On October 3, 1997, the Company completed the acquisition of Santech Micro Group ASA ("Santech"), pursuant to which it acquired 97.4% of the capital stock of Santech for approximately $125 million. The Company acquired the remainder of the shares of Santech at the same per share price. Santech is the largest distributor of microcomputer products in Scandinavia with operations in Norway, Sweden and Denmark and had revenues of $718 million in 1996. Santech distributes the products of the same vendors as other subsidiaries of the Company. The acquisition of Santech has been accounted for under the purchase method, and accordingly the results of Santech have been included in the consolidated operating results since the date of acquisition. The acquisition of Santech resulted in the recognition of $111.2 million of goodwill.

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

On August 4, 1997, the Company completed the acquisition of Karma International S.A. ("Karma"). Karma is a distributor of personal computer components to over 10,000 customers in Europe, the Middle East and Asia. The purchase price for Karma was $160 million and was funded through (i) $74 million in cash and (ii) 4,813,432 shares of unregistered Common Stock. Karma's product line includes mass storage products, CPU's, memory chips, motherboards, sound, video and other cards and monitors. Karma operates in 18 countries through 28 offices in Europe, the Middle East and Asia. Karma had net sales of approximately $700 million in 1996. The acquisition of Karma has been accounted for under the purchase method and, accordingly the results of Karma have been included in the consolidated operating results since the date of acquisition. The acquisition of Karma resulted in the recognition of $126.4 million of goodwill.

Effective January 1, 1997, the Company acquired 100% of Frank & Walter Computer GmbH ("Frank & Walter"), a distributor based in Germany, for 3,300,000 unregistered shares of Common Stock. The acquisition of Frank & Walter has been accounted for under the purchase method and, accordingly the results of Frank & Walter have been included in the consolidated operating results since the date of acquisition. The amounts allocated to assets acquired and liabilities assumed resulted in a recognition of $26.9 million of goodwill.

Presented below is pro forma operating data showing selected operating results for the Company as if the significant companies acquired in 1997 were acquired on January 1, 1997. Pro forma adjustments were made to include goodwill amortization in the six month period ended June 30, 1997 based on 1997 actual results. Pro forma net earnings per share is based on the net earnings divided by the weighted average number of shares plus contingent shares actually issued.

                            Six Months Ended June 30,
                      (in thousands, except per share data)

                                                 1998                  1997
                                                 ----                  ----
     Sales                                   $3,520,832            $2,574,470
     Net earnings                               $40,865                $9,183

     Net earnings per share- basic                $0.81                 $0.25
     Net earnings per share- diluted              $0.73                 $0.24

The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1997 or of future results of the combined companies.

3. NET EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. In accordance with this statement, basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilution caused by common stock options and warrants and the shares that would be issued in existing earn outs based upon applying the earn out multiple to actual earnings and dividing by the market price at period end. The weighted average number of shares for basic earnings per share was 51,181,897 and 22,090,518 for the three month periods ended June 30, 1998 and 1997, respectively, and 50,457,789 and 22,064,829 for the six month periods ended June 30, 1998 and 1997, respectively. The weighted average number of shares used in the diluted computation was 57,018,660 and 23,200,139 for the three month periods ended June 30, 1998 and 1997, respectively, and 55,754,252 and 22,944,803, for the six month periods ended June 30, 1998 and 1997, respectively. All share and per share information has been restated for a three for two stock split effective in September 1997.

The following table illustrates the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                         THREE MONTHS ENDED JUNE 30, 1998
                                                         --------------------------------
                                                     NET              WEIGHTED          PER SHARE
                                                  EARNINGS         AVERAGE SHARES         AMOUNT
                                                  --------         --------------         ------

Net earnings                                       $20,298
                                                   =======
  Net earnings per share- basic                     20,298              51,182              $0.40
                                                                                            =====
Effect of dilutive shares:
  Stock options and warrants outstanding              ----               1,487
  Earn out contingencies                              ----               4,350
                                                   -------              ------
    Net earnings per share- diluted                $20,298              57,019              $0.36
                                                   =======              ======              =====

                                                    THREE MONTHS ENDED JUNE 30, 1997
                                                    --------------------------------
                                                NET              WEIGHTED          PER SHARE
                                             EARNINGS         AVERAGE SHARES         AMOUNT
                                             --------         --------------         ------

Net earnings                                   $6,401
                                               ======
  Net earnings per share- basic                 6,401              22,091              $0.29
                                                                                       =====
Effect of dilutive shares:
  Stock options and warrants outstanding          ---                 843
  Earn out contingencies                          ---                 266
                                               ------                 ---

    Net earnings per share-diluted             $6,401              23,200              $0.28
                                               ======              ======              =====

                                                           SIX MONTHS ENDED JUNE 30, 1998
                                                           ------------------------------
                                                     NET              WEIGHTED          PER SHARE
                                                  EARNINGS         AVERAGE SHARES         AMOUNT
                                                  --------         --------------         ------
Net earnings                                       $40,865
                                                   =======
  Net earnings per share- basic                     40,865              50,458              $0.81
                                                                                            =====
Effect of dilutive shares:
  Stock options and warrants outstanding               ---               1,491
  Earn out contingencies                               ---               3,805
                                                   -------               -----

    Net earnings per share-diluted                 $40,865              55,754              $0.73
                                                   =======              ======              =====

                                                           SIX MONTHS ENDED JUNE 30, 1997
                                                           ------------------------------
                                                     NET              WEIGHTED          PER SHARE
                                                  EARNINGS         AVERAGE SHARES         AMOUNT
                                                  --------         --------------         ------
Net earnings                                       $13,111
                                                   =======
  Net earnings per share- basic                    $13,111              22,065              $0.59
                                                                                            =====
Effect of dilutive shares:
  Stock options and warrants outstanding               ---                 747
  Earn out contingencies                               ---                 133
                                                                           ---

    Net earnings per share-diluted                 $13,111              22,945              $0.57
                                                   =======              ======              =====

4. COMPREHENSIVE INCOME

Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $34.1 million and $5.9 million for the six months ended June 30, 1998 and 1997, respectively, and $17.6 million and $7.5 million for the three months ended June 30, 1998 and 1997 respectively. The primary difference from net income as reported is the change in cumulative foreign currency translation adjustment.

5. LONG TERM DEBT

The Company's long-term debt at June 30, 1998, consists principally of the amount due at that date ($14 million) under revolving credit agreements of certain of the Company's United States based subsidiaries and $200 million Senior Notes ("Notes") due 2005. Amounts outstanding under the revolving credit agreement are due October 1999. The agreement provides for advances and issuance of letters of credit based upon eligible accounts receivable and inventory up to a maximum of $60 million. Interest is at a variable market rate based on the prime rate of the lender or LIBOR, at borrower's option. The borrower's assets, including accounts receivable and inventory, are pledged as collateral. The agreement also limits the ability of the borrowers to pay dividends to the Company.

The Company issued the Notes on April 10, 1998. The Notes bear interest at 9.875% per annum and interest is payable semi-annually on April 15 and October 15 beginning October 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2002, initially at 104.938% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, on or after April 15, 2004.

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

                                                                            AS OF JUNE 30, 1998
                                           -------------------------------------------------------------------------------------
                                                CHS                                 Non-
                                           ELECTRONICS, INC.   GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                           -----------------   ----------        ----------       ------------      ------------
Cash                                       $       16,667      $      166        $  156,725       $         -       $   173,558
Accounts receivable                                25,125           1,317           709,021                 -           735,463
Intercompany receivables                          279,717           1,394                 -          (281,111)                -
Inventories                                             -               -           633,254                 -           633,254
Other current assets                                1,735             664            79,742                 -            82,141
                                           ---------------   -------------  ----------------  ----------------  ----------------
     Total current assets                         323,244           3,541         1,578,742          (281,111)        1,624,416

Property and equipment, net                         2,785              68            80,025                 -            82,878
Cost in excess of assets acquired, net                  -               -           507,472                 -           507,472
Investements in affiliated companies              749,226       1,379,869                 -        (2,129,095)                -
Other assets                                       15,041               -            23,252                 -            38,293
                                           --------------      ----------        ----------       ----------        -----------
     Total assets                          $    1,090,296    $  1,383,478   $     2,189,491   $    (2,410,206)  $     2,253,059
                                           ==============    ============   ===============   ===============   ===============

Notes payable                              $            -    $        700   $       421,711   $             -   $       422,411
Intercompany payables                                   -         148,958           132,153          (281,111)                -
Accounts payable                                     (318)             98           586,032                 -           585,812
Accrued expenses                                    9,492             284            80,182                 -            89,958
Amounts due to sellers                            138,986               -                 -                 -           138,986
Income taxes payable and other                        854          (1,427)           27,925                 -            27,352
                                           --------------      ----------        ----------       ----------        -----------
     Total current liabilities                    149,014         148,613         1,248,003          (281,111)        1,264,519
Long term debt                                    200,000               -            32,154                 -           232,154
Minority interests                                      -               -                 -             6,922             6,922

Shareholders' equity                              741,282       1,234,865           909,334        (2,136,017)          749,464
                                           --------------      ----------        ----------       ----------        -----------

                                           $    1,090,296    $  1,383,478   $     2,189,491   $    (2,410,206)      $ 2,253,059
                                           ==============    ============   ===============   ===============       ===========

                                                                            AS OF JUNE 30, 1997
                                           -------------------------------------------------------------------------------------
                                                CHS                                 NON-
                                           ELECTRONICS, INC.   GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                           -----------------   ----------        ----------       ------------      ------------
Cash                                       $          400      $        -        $   12,395       $         -       $    12,795
Accounts receivable                                 1,160               -           343,842                 -           345,002
Intercompany receivables                          114,219               -            43,596          (157,815)                -
Inventories                                             -               -           310,919                 -           310,919
Other current assets                                1,238               -            42,065                 -            43,303
                                           --------------      ----------        ----------       -----------       -----------
     Total current assets                         117,017               -           752,817          (157,815)          712,019

Property and equipment, net                         2,369               1            40,548                 -            42,918
Cost in excess of assets acquired, net                  -               -            90,156                 -            90,156
Investements in affiliated companies               96,008         284,873                 -          (380,881)                -
Other assets                                            -               -             7,023                 -             7,023
                                           --------------      ----------        ----------       -----------       -----------
     Total assets                          $      215,394      $  284,874         $ 890,544       $  (538,696)      $   852,116
                                           ==============      ==========         =========       ===========       ===========

Notes payable                              $            -      $        -         $ 160,004       $         -       $   160,004
Intercompany payables                              45,824         111,991                 -          (157,815)                -
Accounts payable                                      505           1,871           399,091                 -           401,467
Accrued expenses                                   13,651          31,297             3,634                 -            48,582
Amounts due to sellers                             32,536               -                 -                 -            32,536
Income taxes payable and other                        134            (245)            6,105                 -             5,994
                                           --------------      ----------        ----------       -----------       -----------
     Total current liabilities                     92,650         144,914           568,834          (157,815)          648,583
Long term debt                                          -               -            60,194                 -            60,194
Minority interests                                      -               -                 -             5,038             5,038

Shareholders' equity                              122,744         139,960           261,516          (385,919)          138,301
                                           --------------      ----------        ----------       -----------       -----------
                                           $      215,394      $  284,874         $ 890,544       $  (538,696)      $   852,116
                                           ==============      ==========         =========       ===========       ===========

                                                                     SIX MONTHS ENDED JUNE 30, 1998
                                           -------------------------------------------------------------------------------------
                                                CHS                                 NON-
                                           ELECTRONICS, INC.   GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                           -----------------   ----------        ----------       ------------      ------------
Net sales                                  $            -      $       31        $3,520,801       $         -       $ 3,520,832
Cost of goods sold                                      -            (352)        3,267,666                 -         3,267,314
                                           --------------      ----------        ----------       -----------       -----------
  Gross profit                                          -             383           253,135                 -           253,518
Operating expenses                                    331             373           174,842                 -           175,546
                                           --------------      ----------        ----------       -----------       -----------
  Operating income (loss)                            (331)             10            78,293                 -            77,972
Other (income) expense, net                         1,850             200            18,418                 -            20,468
                                           --------------      ----------        ----------       -----------       -----------
  Earnings (loss) before income taxes and
    minority interest in subsidiaries              (2,181)           (190)           59,875                 -            57,504
Provision for income taxes                            381             (73)           14,515                 -            14,823
Equity in (earnings) of affiliated
    companies, net of tax                         (43,427)        (45,275)                -            88,702                 -
Minority interest                                       -               -                 -             1,816             1,816
                                           --------------      ----------        ----------       -----------       -----------
Net earnings                               $       40,865      $   45,158        $   45,360       $   (90,518)      $    40,865
                                           ==============      ==========        ==========       ===========       ===========

                                                                      SIX MONTHS ENDED JUNE 30, 1997
                                           -------------------------------------------------------------------------------------
                                                CHS                                 NON-
                                           ELECTRONICS, INC.   GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                           -----------------   ----------        ----------       ------------      ------------
Net sales                                  $            -      $        -        $1,824,058       $         -       $ 1,824,058
Cost of goods sold                                      -               -         1,691,423                 -         1,691,423
                                           --------------      ----------        ----------       -----------       -----------
  Gross profit                                          -               -           132,635                 -           132,635
Operating expenses                                 (1,742)              1           102,424                 -           100,683
                                           --------------      ----------        ----------       -----------       -----------
  Operating income                                  1,742              (1)           30,211                 -            31,952
Other (income) expense, net                         1,218             635             9,214                 -            11,067
                                           --------------      ----------        ----------       -----------       -----------
  Earnings before income taxes and
    minority interest in subsidiaries                 524            (636)           20,997                 -            20,885
Provision for income taxes                            871             245             5,674                 -             6,790
Equity in (earnings) of affiliated
    companies, net of tax                         (13,458)        (14,154)                -            27,612                 -
Minority interest                                       -               -                 -               984               984
                                           --------------      ----------        ----------       -----------       -----------
Net earnings                               $       13,111      $   13,273        $   15,323       $   (28,596)      $    13,111
                                           ==============      ==========        ==========       ===========       ===========

                                                                     THREE MONTHS ENDED JUNE 30, 1998
                                           -------------------------------------------------------------------------------------
                                                CHS                                 NON-
                                           ELECTRONICS, INC.   GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                           -----------------   ----------        ----------       ------------      ------------

Net sales                                  $            -      $        -        $1,769,494       $         -       $ 1,769,494
Cost of goods sold                                      -             (62)        1,638,632                 -         1,638,570
                                           --------------      ----------        ----------       -----------       -----------
  Gross profit                                          -              62           130,862                 -           130,924
Operating expenses                                 (2,137)            360            91,609                 -            89,832
                                           --------------      ----------        ----------       -----------       -----------

  Operating income (loss)                           2,137            (298)           39,253                 -            41,092
Other (income) expense, net                         2,419              54            10,071                 -            12,544
                                           --------------      ----------        ----------       -----------       -----------
  Earnings (loss) before income taxes and
    minority interest in subsidiaries                (282)           (352)           29,182                 -            28,548
Provision for income taxes                             71            (135)            7,108                 -             7,044
Equity in (earnings) of affiliated
    companies, net of tax                         (20,651)        (22,694)                -            43,345                 -
Minority interest                                       -               -                 -             1,206             1,206
                                           --------------      ----------        ----------       -----------       -----------
Net earnings                               $       20,298      $   22,477        $   22,074       $   (44,551)      $    20,298
                                           ==============      ==========        ==========       ===========       ===========

                                                                     THREE MONTHS ENDED JUNE 30, 1997
                                           -------------------------------------------------------------------------------------
                                                CHS                                 NON-
                                           ELECTRONICS, INC.   GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                           -----------------   ----------        ----------       ------------      ------------

Net sales                                  $            -      $        -        $  946,955       $         -       $   946,955
Cost of goods sold                                      -               -           876,783                 -           876,783
                                           --------------      ----------        ----------       -----------       -----------

  Gross profit                                          -               -            70,172                 -            70,172
Operating expenses                                 (1,161)              1            54,006                 -            52,846
                                           --------------      ----------        ----------       -----------       -----------
  Operating income                                  1,161              (1)           16,166                 -            17,326
Other (income) expense, net                           815             635             4,769                 -             6,219
                                           --------------      ----------        ----------       -----------       -----------
Earnings before income taxes and
  minority interest in subsidiaries                   346            (636)           11,397                 -            11,107
Provision for income taxes                            107             245             3,775                20             4,147
Equity in (earnings) of affiliated
  companies, net of tax                            (6,161)         (6,886)                -            13,047                 -
Minority interest                                       -               -                 -               559               559
                                           --------------      ----------        ----------       -----------       -----------
Net earnings                               $        6,400      $    6,005        $    7,622       $   (13,626)      $     6,401
                                           ==============      ==========        ==========       ===========       ===========

                                                                      SIX MONTHS ENDED JUNE 30, 1998
                                           -------------------------------------------------------------------------------------
                                                CHS                                 NON-
                                           ELECTRONICS, INC.   GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                           -----------------   ----------        ----------       ------------      ------------
Net cash provided (used)
  in operating activities                  $            -      $        -        $  (59,064)      $          -      $    (59,064)
Net cash provided (used)
  in investing activities                         (34,559)              -           (19,747)                 -           (54,306)
Net cash provided (used)
  in financing activities                          48,859             166           169,360                  -           218,385
Effect of exchange rate                                 -               -              (263)                 -              (263)
Cash at beginning                                   2,367               -            66,439                  -            68,806
Cash at end                                $       16,667      $      166        $  156,725       $          -       $   173,558

                                                                      SIX MONTHS ENDED JUNE 30, 1997
                                           -------------------------------------------------------------------------------------
                                                CHS                                 NON-
                                           ELECTRONICS, INC.   GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                           -----------------   ----------        ----------       ------------      ------------
Net cash provided (used)
  in operating activities                  $            -      $        -        $   12,540       $          -      $     12,540
Net cash provided (used)
  in investing activities                           1,641               -            (9,348)                 -            (7,707)
Net cash provided (used)
  in financing activities                          (1,817)              -           (22,276)                 -           (24,093)
Effect of exchange rate                                 -               -            (3,082)                 -            (3,082)
Cash at beginning                                     576               -            34,561                  -            35,137
Cash at end                                $          400      $        -        $   12,395       $          -      $     12,795

6. COMMON STOCK

On July 30, 1997, the Company completed a public offering of 21.2 million shares of common stock at a price of $21.17 per share. Net proceeds were approximately $428 million. Furthermore, on August 14, 1997, the President of the Company exercised stock options to purchase 409,168 shares of common stock. This produced additional proceeds to the Company of approximately $2.8 million.

In September 1997, the Company effectuated a three-for-two stock split. All share information has been restated to reflect the three-for-two split.

7. CONTINGENCIES

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

8. RELATED PARTY TRANSACTIONS

A member of the Board of Directors and shareholder of the Company also serves as a member of the board of directors of a buying group, which supplies product to the Company. This company also has ownership interest in other companies which do business with the Company. During the six months period ended June 30, 1998, the Company made sales to such parties of $27.9 million and purchased goods and services of $3.2 million from such parties. At June 30, 1998, the Company had a net balance due from such parties of approximately $15.2 million.

During the third quarter of 1997, the Board of Directors of the Company approved a loan to Comtrad Holdings, Inc. ("Comtrad"), a significant shareholder of the Company, of an additional amount of approximately $13.8 million. The loan bears interest at the prime rate and is due upon demand. At June 30, 1998, the amount due from Comtrad amounts to $18.8 million. This receivable is guaranteed by all the assets of Comtrad, which owns approximately 5 million shares of the Company's stock.

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. The acquisitions since January 1, 1997 are shown below:

              OPERATING SUBSIDIARY                           CHS ACQUISITION SERVICE AREA                       DATE
              --------------------                           ----------------------------                       ----
 Arena                                           Turkey                                                 May 1998
 Armada                                          Turkey                                                 May 1998
 Merisel Russia                                  Russia                                                 May 1998
 Raphael Informatika                             Italy                                                  May 1998
 Aptec                                           Middle East                                            May 1998
 SiS Distributors (1)                            China, Malaysia, Singapore and Vietnam                 March 1998
 TH' Systems                                     Czech Republic, Poland, Hungary and Slovakia           February 1998
 ARC Spain                                       Spain                                                  January 1998
 Micro Informatica                               Latin America                                          January 1998
 CHS Nexsys                                      Colombia                                               December 1997
 CHS Ledakon (2)                                 Colombia                                               November 1997
 CHS Romak                                       Ireland                                                October 1997
 Compexpress                                     Brazil                                                 October 1997
 Santech                                         Norway, Sweden and Denmark                             October 1997
 Lars Krull                                      Denmark, Norway and Sweden                             August 1997
 Karma                                           Europe, Middle East and China                          August 1997
 Ameritech Exports                               Latin America                                          August 1997
 Ameritech Argentina                             Argentina                                              August 1997
 Atlantis Skupina (3)                            Slovenia                                               August 1997
 CHS Dinexim                                     Latin America                                          May 1997
 CHS Access and Agora                            Czech Republic                                         May 1997
 CHS International High Tech Marketing           Africa                                                 April 1997
 CHS Frank & Walter (4)                          Germany                                                March 1997
 CHS Estonia                                     Estonia                                                January 1997
 CHS Infocentro de Chile                         Chile                                                  January 1997

----------------------

(1)  The Company owns 80% of this company.
(2)  The Company owns 65% of this company.
(3)  The Company owns 51% of this company.
(4) The results of operations of Frank & Walter have been included as of January 1, 1997.

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

NET SALES. Net sales increased $822.5 million, or 86.9%, from $947.0 million in second quarter 1997 to $1,769.5 million in second quarter 1998 due to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, newly acquired subsidiaries contributed $689.4 million. Net sales of subsidiaries consolidated for both 1998 and 1997 second quarters grew $133.1 million, or 14.6%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company.

GROSS PROFIT. Gross profit increased $60.8 million, or 86.6%, from $70.2 million in second quarter 1997 to $130.9 million in second quarter 1998 due principally to acquisitions and, to a lesser extent, internal growth. Newly acquired companies contributed $50.1 million of gross profit. Gross profit of subsidiaries consolidated for both 1998 and 1997 second quarters, grew $10.6 million, or 15.2%.

Gross margin was 7.4% for the quarters ended June 30, 1998 and June 30, 1997. The Company expects that overall gross margins may decline during the remainder of 1998 compared to 1997 due to continued competitive pricing pressures across all regions and the impact of including Karma's operations for the full year since such operations have a lower gross margin due to the nature of the products sold. However, the Company attempts to offset this decline through utilizing early payment discount opportunities and taking advantage of volume rebates with certain key vendors.

OPERATING EXPENSES. Operating expenses as a percentage of net sales was 5.1% in the second quarter of 1998 and 5.6% in the second quarter of 1997. The Company expects that the inclusion of Karma's results in 1998 will result in operating expenses being a lower percentage of net sales than in 1997 based on lower operating expenses of Karma as a percentage of its sales. This factor is offset to some extent by increased goodwill amortization in 1998, which was $5.1 million during the three month period ended June 30, 1998 compared to $1.1 million during the three month period ended June 30, 1997. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net gain of $1.3 million and $0.4 million during the three month periods ended June 30, 1998 and 1997, respectively.

NET INTEREST EXPENSE. Net interest expense increased $6.3 million from $6.2 million in second quarter 1997 to $12.5 million in second quarter 1998 due to interest on the Notes and increased borrowings of the Company to support increased sales.

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest was 25% in second quarter 1998 and 37% in second quarter 1997. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1998 principally due to the proportion of income expected in jurisdictions with lower tax rates and also its ability to use remaining net operating loss carry forwards from certain subsidiaries.

SIX MONTHS 1998 COMPARED TO SIX MONTHS 1997

NET SALES. Net sales increased $1,696.8 million, or 93.0%, from $1,824.1 million in the six months ended June 30, 1997 to $3,520.8 million in the six months ended June 30, 1998 due to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, newly acquired subsidiaries contributed $1,369.9 million. Net sales of subsidiaries consolidated for both six month periods ended June 30, 1998 and 1997 grew $326.9 million, or 18.5%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company.

GROSS PROFIT. Gross profit increased $120.9 million, or 91.1%, from $132.6 million in the six months ended June 30, 1997 to $253.5 million in the six months ended June 30, 1998 due principally to acquisitions and, to a lesser extent, internal growth. Newly acquired companies contributed $94.9 million of gross profit. Gross profit of subsidiaries consolidated for both six month periods ended June 30, 1998 and 1997, grew $26.0 million, or 19.6%.

Gross margin was 7.2% for the six months ended June 30, 1998 and 7.3% for the six months ended June 30, 1997. The Company expects that overall gross margins may decline during the remainder of 1998 compared to 1997 due to continued competitive pricing pressures across all regions and the impact of including Karma's operations for the full year since such operations have a lower gross margin due to the nature of the products sold. However, the Company attempts to offset this decline through utilizing early payment discount opportunities and taking advantage of volume rebates with certain key vendors.

OPERATING EXPENSES. Operating expenses as a percentage of net sales was 5.0% in the six months ended June 30, 1998 and 5.5% in the six months ended June 30, 1997. The Company expects that the inclusion of Karma's results in 1998 will result in operating expenses being a lower percentage of net sales than in 1997 based on lower operating expenses of Karma as a percentage of its sales. This factor is offset to some extent by increased goodwill amortization in 1998, which was $10.4 million during the six month period ended June 30, 1998 compared to $2.2 million during the six month period ended June 30, 1997. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net gain of $5.1 million and $1.0 million during the six month periods ended June 30, 1998 and 1997, respectively.

NET INTEREST EXPENSE. Net interest expense increased $9.4 million from $11.1 million in six months ended June 30, 1997 to $20.5 million in six months ended June 30, 1998 due to interest on the Notes and increased borrowings of the Company to support increased sales.

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest was 26% in six months ended June 30, 1998 and 33% in six months ended June 30, 1997. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1998 principally due to the proportion of income expected in jurisdictions with lower tax rates and also its ability to use remaining net operating loss carry forwards from certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $65.8 million was used and $12.5 million was provided by operating activities in the six months ended June 30, 1998 and 1997, respectively. In each period cash was used principally as a result of decreases in accounts payables and accrued liabilities and increases in affiliate receivables. Cash was provided in each period principally as a result of decreases in accounts receivables and inventories. Net cash used in investing activities in the six month periods ended June 30, 1998 and 1997 included approximately $19.7 million and $9.3 million, respectively, related to fixed asset additions. In addition, $27.9 million was used in and $1.6 million was provided by acquisitions during the six months ended June 30, 1998 and 1997, respectively. Net cash of $218.4 million was provided by and $24.1 million was used in financing activities in the six month period ended June 30, 1998 and 1997, respectively, due principally to borrowings of the Notes and net borrowings from or repayments to banks.

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

The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. At June 30, 1998, the aggregate amount available under these agreements was $559.6 million, and the amount borrowed was $420.6 million. Such agreements are usually for a term of one year and are secured by the receivables and inventories of the borrower. The weighted average interest rate at June 30, 1998 was 8.0%. The Company typically guarantees these loans.

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

The Company has completed the risk assessment phase of its year 2000 compliance. Based on the assessment, the Company has developed an action plan, which principally consists of replacing existing non-compliant systems with new systems. The Company believes it is feasible to acquire such new systems before the year 2000 and the cost of such systems are within its capital cost budget and financing capabilities. The Company estimates its investment in the new systems to be in the aggregate of approximately $34 million in 1998 and 1999.

The Company's principal need for additional cash in 1998 will be: for the purchase of additional inventory to support growth, to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment, to pay amounts due to sellers of businesses, and for the cash component of possible future acquisitions. The Company is seeking additional cash for this purpose through its existing bank credit lines and through additional credit facilities, but management can give no assurance that financing will be available on terms acceptable to the Company. However, at this time, the Company, through the proceeds of the 1997 public offering and the issuance of the Notes, has sufficient funds to support its expected growth in existing operations for the remainder of 1998.

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

INFLATION

The Company operates in certain countries that have experienced high rates of inflation and hyperinflation. However, inflation did not have any meaningful impact on the Company's results of operations during the six months periods ended June 30, 1998 and 1997 and the Company does not expect that it will have a material impact during the remainder of 1998.

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

ACCOUNTS RECEIVABLE. The Company manages its accounts receivable to balance the needs of its customers to purchase on credit with its desire to minimize its credit losses. Bad debt expense as a percentage of the Company's net sales for each of the six months periods ended June 30, 1998 and 1997 was 0.2%. The Company's credit losses have been minimized by its extensive credit approval process and the use of credit insurance and factoring by its Western European subsidiaries. In its sales to customers in Latin America, the Company often receives post-dated checks at the time of sale. Customers who qualify for credit are typically granted payment terms appropriate to the customs of each country.

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

CURRENCY MANAGEMENT ACTIVITIES. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the six month period ended June 30, 1998, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 88% of Company sales were made in currencies other than the United States dollar. The primary currencies in which sales were made were the German mark (22% of sales), the British pound (9%) and the French franc (8%). At June 30, 1998, approximately $238 million of accounts payable were attributable to foreign currency liabilities denominated in other than the subsidiaries functional currencies. Of these, $204 million was denominated in U.S. dollars and $30 million was denominated in German marks. Approximately 74% of these liabilities were unhedged.

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

PART II
ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

A. - Exhibits

     27 - Financial Data Schedule

B. - Report on Form 8-K

1. On April 22, 1998, a report on Form 8-K was filed, under Item 5, Other Events, to report the issuance of a press release dated April 13, 1998 relating to the closing of the Company's sale of $200,000,000 9 7/8% Senior Notes due 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS ELECTRONICS, INC.
(Registrant)
August 13, 1998                        BY /S/ ANTONIO BOCCALANDRO
                                         ---------------------------------------
                                          ANTONIO BOCCALANDRO
                                          Secretary

August 13, 1998                        BY /S/ CRAIG S. TOLL
                                         ---------------------------------------
                                          CRAIG S. TOLL
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------


  27              Financial Data Schedule