Form 10-Q
period 1998-09-30
CHS ELECTRONICS INC
filed 1998-11-16
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                       SHARES OF COMMON STOCK OUTSTANDING
                      AS OF NOVEMBER 12, 1998: 52,493,767.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS                          3

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS                  4

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                5-6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          7-14

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                15-21

                                    PART II.

ITEM 5.       OTHER INFORMATION                                            22

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                             22

                           CHS ELECTRONICS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)


                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                    1998                   1997
                                                                 -----------            -----------
                                                                 (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
  Cash                                                           $   184,227            $    68,806
  Accounts receivable:
    Trade, less allowance for doubtful accounts
      of $33,116 in 1998 and $18,347 in 1997                         938,735                659,757
    Affiliates                                                        46,806                 24,604
                                                                 -----------            -----------
                                                                     985,541                684,361

  Inventories                                                        830,263                693,503
  Prepaid expenses and other current assets                           90,035                 65,255
                                                                 -----------            -----------
      TOTAL CURRENT ASSETS                                         2,090,066              1,511,925

PROPERTY AND EQUIPMENT, NET                                          105,656                 61,468
COST IN EXCESS OF ASSETS ACQUIRED, NET                               620,452                381,830
OTHER ASSETS                                                          40,413                 13,599
                                                                 -----------            -----------
                                                                 $ 2,856,587            $ 1,968,822
                                                                 ===========            ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                  $   519,887            $   309,510
  Accounts payable, trade                                            988,788                771,535
  Accrued liabilities                                                100,591                 83,309
  Amounts due to sellers under acquisition agreements                141,215                 54,866
  Income taxes payable                                                19,219                 12,711
  Deferred income taxes                                                4,277                  1,223
                                                                 -----------            -----------
      TOTAL CURRENT LIABILITIES                                    1,773,977              1,233,154

LONG TERM DEBT                                                       271,833                 61,556
MINORITY INTEREST                                                      8,991                  6,348

SHAREHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares;
  0 shares outstanding                                                    --                     --
Common stock, authorized 100,000,000 shares
  at $.001 par value; 52,482,966 and 48,910,999
  shares outstanding at September 30, 1998
  and December 31, 1997, respectively                                     53                     49
Additional paid-in capital                                           682,365                621,021
Retained earnings                                                    129,150                 65,115
Cumulative foreign currency translation adjustment                    (9,782)               (18,421)
                                                                 -----------            -----------
      TOTAL SHAREHOLDERS' EQUITY                                     801,786                667,764
                                                                 -----------            -----------
                                                                 $ 2,856,587            $ 1,968,822
                                                                 ===========            ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              CHS ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except share data)


                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                          -----------------------------       -----------------------------
                                             1998               1997             1998               1997
                                          -----------       -----------       -----------       -----------
                                                   (UNAUDITED)                         (UNAUDITED)
Net sales                                 $ 2,166,943       $ 1,097,567       $ 5,687,775       $ 2,921,625

Cost of goods sold                          2,006,607         1,012,623         5,273,921         2,704,046
                                          -----------       -----------       -----------       -----------

  Gross profit                                160,336            84,944           413,854           217,579

Operating expenses                            112,130            63,041           287,676           163,724
                                          -----------       -----------       -----------       -----------

  Operating income                             48,206            21,903           126,178            53,855

Other (income) expense:
  Interest income                              (3,966)           (3,243)          (10,964)           (6,809)
  Interest expense                             20,346             8,533            47,813            23,167
                                          -----------       -----------       -----------       -----------

                                               16,380             5,290            36,849            16,358
                                          -----------       -----------       -----------       -----------

Earnings before income taxes and
  minority interest in subsidiaries            31,826            16,613            89,329            37,497

Income taxes                                    7,830             4,785            22,651            11,575
Minority interest in subsidiaries                 826               392             2,643             1,375
                                          -----------       -----------       -----------       -----------

  Net earnings                            $    23,170       $    11,436       $    64,035       $    24,547
                                          ===========       ===========       ===========       ===========

Net earnings per common share:
    Basic                                 $      0.44       $      0.28       $      1.25       $      0.86
                                          ===========       ===========       ===========       ===========
    Diluted                               $      0.41       $      0.26       $      1.19       $      0.81
                                          ===========       ===========       ===========       ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                   CHS ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands, except share data)


                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                       ---------------------------
                                                                                                         1998               1997
                                                                                                       --------           --------
                                                                                                      (UNAUDITED)
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net earnings                                                                                           $ 64,035           $ 24,547
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                                         29,150             12,770
   Minority interest in net earnings                                                                      2,643              1,375
   Changes in assets and liabilities excluding effects of acquisitions:
     Accounts receivable-trade, net                                                                     (22,884)             3,271
     Accounts receivable-affiliates, net                                                                (22,203)           (16,024)
     Inventories                                                                                         50,412             (4,777)
     Prepaids and other assets                                                                          (16,561)           (29,947)
     Accounts payable                                                                                   (86,033)          (115,834)
     Accrued liabilities and income taxes                                                                (4,240)           (41,264)
                                                                                                       --------           --------

Net cash (used in) operating activities                                                                  (5,681)          (165,883)
                                                                                                       --------           --------

Cash flows from investing activities:
  Purchase of fixed assets                                                                              (33,045)           (14,713)
  Acquisitions, net of cash acquired                                                                   (177,931)           (73,212)
                                                                                                       --------           --------

      Net cash (used in) investing activities                                                          (210,976)           (87,925)
                                                                                                       --------           --------

Cash flows from financing activities:
  Proceeds from public offering                                                                               -            428,217
  Proceeds from the issuance of Senior Notes                                                            200,000                  -
  Net borrowings from (repayments to) banks                                                             129,665            (51,921)
  Proceeds from exercising stock options                                                                  1,171              4,206
  Repurchase of shares                                                                                     (371)                 -
                                                                                                       --------           --------

      Net cash provided by financing activities                                                         330,465            380,502

Effect of exchange rate changes on cash                                                                   1,613             (3,386)
                                                                                                       --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                   115,421            123,308

Cash and cash equivalents at beginning of period                                                         68,806             35,137
                                                                                                       --------           --------

Cash and cash equivalents at end of period                                                            $ 184,227          $ 158,445
                                                                                                      =========          =========


                                   CHS ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands, except share data)
                                        (continued)

                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                       ---------------------------
                                                                                                         1998               1997
                                                                                                       --------           --------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                                                             $ 35,109           $ 19,417
  Income taxes                                                                                         $ 10,454           $ 10,496

Non cash investing and financing activities:

These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions.

The components of the transactions in each period are as follows:


                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                       ---------------------------
                                                                                                         1998               1997
                                                                                                       --------           --------
Fair value of assets acquired including cash acquired                                                  $ 503,617          $ 323,629
Less:  Common stock or other consideration issued                                                         60,547             95,728
                                                                                                       ---------          ---------

Liabilities assumed                                                                                    $ 443,070          $ 227,901
                                                                                                       =========          =========


Furthermore, these statements of cash flows exclude the non-cash impact on the increase of amounts due to sellers under acquisition agreements of $70,499 in 1998.

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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full fiscal year. Sales in Europe in the first and fourth quarters of each year are typically higher than sales in the second and third quarters. In South America sales in the third and fourth quarters are typically higher than sales in the first and second quarters.

2. ACQUISITIONS

In the nine month period ended September 30, 1998, the Company purchased fourteen companies. These acquisitions, which are being accounted for under the purchase method, had no significant impact on the results of operations of the Company, as defined by Rule 3-05 of Regulation S-X of the Securities and Exchange Commission. In order to reflect the Company's expectations of future benefits, during 1998, the Company began to amortize goodwill (the excess of the purchase price over the value of net assets acquired) of certain new acquisitions over a period of approximately 35 years, while goodwill for previous acquisitions is being amortized over 20 years.

In 1997, the Company made 15 acquisitions, of which three were significant. On October 3, 1997, the Company completed the acquisition of Santech Micro Group ASA ("Santech"), pursuant to which it acquired 97.4% of the capital stock of Santech for approximately $125 million. The Company acquired the remainder of the shares of Santech at the same per share price. Santech is the largest distributor of microcomputer products in Scandinavia with operations in Norway, Sweden and Denmark and had revenues of $718 million in 1996. Santech distributes the products of the same vendors as other subsidiaries of the Company. The acquisition of Santech has been accounted for under the purchase method, and accordingly the results of Santech have been included in the consolidated operating results since the date of acquisition. The purchase price was preliminarily allocated based on estimated fair values at the date of acquisition. This allocation has ultimately resulted in the recognition of $108.8 million of goodwill.

Santech's operating results during 1997 prior to its acquisition by the Company were adversely impacted as a result of a restructuring of its operations and the implementation of a new computer system. The adverse impact included costs associated with reduction in the number of its product lines and the number of employees from 450 to 320. Such costs are included in the pro forma operating data below.

On August 4, 1997, the Company completed the acquisition of Karma International S.A. ("Karma"). Karma is a distributor of personal computer components to over 10,000 customers in Europe, the Middle East and Asia. The purchase price for Karma was $160 million and was funded through (i) $74 million in cash and (ii) 4,813,432 shares of unregistered Common Stock. Karma's product line includes mass storage products, CPU's, memory chips, motherboards, sound, video and other cards and monitors. Karma operates in 18 countries through 28 offices in Europe, the Middle East and Asia. Karma had net sales of approximately $700 million in 1996. The acquisition of Karma has been accounted for under the purchase method and, accordingly the results of Karma have been included in the consolidated operating results since the date of acquisition. The purchase price was preliminarily allocated based on estimated fair values at the date of acquisition. This allocation has ultimately resulted in the recognition of $131.4 million of goodwill.

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

Presented below is pro forma operating data showing selected operating results for the Company as if the significant companies acquired in 1997 were acquired on January 1, 1997. Pro forma adjustments were made to include goodwill amortization in the nine month period ended September 30, 1997 based on 1997 actual results.

                                          NINE MONTHS ENDED SEPTEMBER 30, 1997
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                         $3,873,921
     Net earnings                                          $3,412

     Net earnings per share - basic                         $0.09
     Net earnings per share - diluted                       $0.09

The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1997 or of future results of the combined companies.

3. NET EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. In accordance with this statement, basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilution caused by common stock options and warrants and the shares that would be issued in existing earn outs based upon applying the earn out multiple to actual earnings and dividing by the market price at period end. The weighted average number of shares for basic earnings per share was 52,439,025 and 40,691,980 for the three month periods ended September 30, 1998 and 1997, respectively, and 51,134,884 and 28,411,668 for the nine month periods ended September 30, 1998 and 1997, respectively. The weighted average number of shares used in the diluted computation was 55,848,719 and 43,639,984 for the three month periods ended September 30, 1998 and 1997, respectively, and 53,933,927 and 30,255,357, for the nine month periods ended September 30, 1998 and 1997, respectively. All share and per share information has been restated for a three for two stock split effective in September 1997.

The following table illustrates the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                       THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                  -----------------------------------------------
                                                     NET              WEIGHTED          PER SHARE
                                                  EARNINGS         AVERAGE SHARES         AMOUNT
                                                  --------         --------------       ---------
     Net earnings                                  $23,170
                                                   =======
       Net earnings per share- basic                23,170              52,439              $0.44
                                                                                            =====
     Effect of dilutive shares:
       Stock options and warrants outstanding           --               1,007
       Earn out contingencies                           --               2,403
                                                   -------              ------              -----
         Net earnings per share- diluted           $23,170              55,849              $0.41
                                                   =======              ======              =====

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                                 -----------------------------------------------
                                                                    NET              WEIGHTED          PER SHARE
                                                                 EARNINGS         AVERAGE SHARES         AMOUNT
                                                                 --------         --------------       ---------
     Net earnings                                                 $11,436
                                                                  =======
       Net earnings per share- basic                               11,436              40,692              $0.28
                                                                                                           =====
     Effect of dilutive shares:
       Stock options and warrants outstanding                          --               1,962
       Earn out contingencies                                          --                 986
                                                                  -------              ------
         Net earnings per share-diluted                           $11,436              43,640              $0.26
                                                                  =======              ======              =====

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                 -----------------------------------------------
                                                                    NET              WEIGHTED          PER SHARE
                                                                 EARNINGS         AVERAGE SHARES         AMOUNT
                                                                 --------         --------------       ---------
     Net earnings                                                 $64,035
                                                                  =======
       Net earnings per share- basic                               64,035              51,135              $1.25
                                                                                                           =====
     Effect of dilutive shares:
       Stock options and warrants outstanding                          --               1,330
       Earn out contingencies                                          --               1,469
                                                                  -------              ------
         Net earnings per share-diluted                           $64,035              53,934              $1.19
                                                                  =======              ======              =====

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                 -----------------------------------------------
                                                                    NET              WEIGHTED          PER SHARE
                                                                 EARNINGS         AVERAGE SHARES         AMOUNT
                                                                 --------         --------------       ---------
     Net earnings                                                 $24,547
                                                                  =======
       Net earnings per share- basic                              $24,547              28,412              $0.86
                                                                                                           =====
     Effect of dilutive shares:
       Stock options and warrants outstanding                          --               1,395
       Earn out contingencies                                          --                 448
                                                                  -------              ------
         Net earnings per share-diluted                           $24,547              30,255              $0.81
                                                                  =======              ======              =====

4. COMPREHENSIVE INCOME

Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $72.7 million and $15.7 million for the nine months ended September 30, 1998 and 1997, respectively, and $38.6 million and $9.8 million for the three months ended September 30, 1998 and 1997 respectively. The primary difference from net income as reported is the change in cumulative foreign currency translation adjustment.

5. LONG TERM DEBT

The Company's long-term debt at September 30, 1998, consists principally of the amount due at that date ($32 million) under a revolving credit agreement of certain of the Company's United States based subsidiaries and $200 million Senior Notes ("Notes") due 2005. Amounts outstanding under the revolving credit agreement are due October 1999. The agreement provides for advances and issuance of letters of credit based upon eligible accounts receivable and inventory up to a maximum of $60 million. Interest is at a variable market rate based on the prime rate of the lender or LIBOR, at borrower's option. The borrower's assets, including accounts receivable and inventory, are pledged as collateral. The agreement also limits the ability of the borrowers to pay dividends to the Company.

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

                                                                   AS OF SEPTEMBER 30, 1998
                                            ------------------------------------------------------------------------------------
                                                 CHS                                 NON-
                                            ELECTRONICS, INC.  GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------  ----------       -----------       ------------      ------------
Cash                                        $     2,882       $        39       $   181,306       $      --         $   184,227
Accounts receivable                              20,206               521           964,814              --             985,541
Intercompany receivables                        333,838             1,133              --            (334,971)             --
Inventories                                        --                --             830,263              --             830,263
Other current assets                              2,338               711            86,986              --              90,035
                                            -----------       -----------       -----------       -----------       -----------
  Total current assets                          359,264             2,404         2,063,369          (334,971)        2,090,066

Property and equipment, net                       3,030             2,094           100,532              --             105,656
Cost in excess of assets acquired, net             --                --             620,452              --             620,452
Investements in affiliated companies            782,738         1,416,287              --          (2,199,025)             --
Other assets                                     16,663              --              23,750              --              40,413
                                            -----------       -----------       -----------       -----------       -----------
  Total assets                              $ 1,161,695       $ 1,420,785       $ 2,808,103       $(2,533,996)      $ 2,856,587
                                            ===========       ===========       ===========       ===========       ===========

Notes payable                               $      --         $       479       $   519,408       $      --         $   519,887
Intercompany payables                             3,275           149,017           182,679          (334,971)             --
Accounts payable                                 10,731                78           977,979              --             988,788
Accrued expenses                                 13,837               143            86,611              --             100,591
Amounts due to sellers                          141,215              --                --                --             141,215
Income taxes payable and other                      553            (1,427)           24,370              --              23,496
                                            -----------       -----------       -----------       -----------       -----------
  Total current liabilities                     169,611           148,290         1,791,047          (334,971)        1,773,977
Long term debt                                  200,000             1,551            70,282              --             271,833
Minority interests                                 --                --                --               8,991             8,991

Shareholders' equity                            792,084         1,270,944           946,774        (2,208,016)          801,786
                                            -----------       -----------       -----------       -----------       -----------
                                            $ 1,161,695       $ 1,420,785       $ 2,808,103       $(2,533,996)      $ 2,856,587
                                            ===========       ===========       ===========       ===========       ===========
                                                                   AS OF SEPTEMBER 30, 1997
                                            ------------------------------------------------------------------------------------
                                                 CHS                                 NON-
                                            ELECTRONICS, INC.  GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------  ----------       -----------       ------------      ------------
Cash                                        $    66,391       $      --         $    92,054       $      --         $   158,445
Accounts receivable                              15,311              --             469,642              --             484,953
Intercompany receivables                        287,580              --                --            (287,580)             --
Inventories                                        --                --             520,376              --             520,376
Other current assets                              3,030              --              65,957              --              68,987
                                            -----------       -----------       -----------       -----------       -----------
  Total current assets                          372,312              --           1,148,029          (287,580)        1,232,761

Property and equipment, net                       2,268                 1            50,130              --              52,399
Cost in excess of assets acquired, net             --                --             215,614              --             215,614
Investements in affiliated companies            281,671           327,079              --            (608,750)             --
Other assets                                       --                --              47,925              --              47,925
                                            -----------       -----------       -----------       -----------       -----------
  Total assets                              $   656,251       $   327,080       $ 1,461,698       $  (896,330)      $ 1,548,699
                                            ===========       ===========       ===========       ===========       ===========

Notes payable                               $      --         $      --         $   161,450       $      --         $   161,450
Intercompany payables                             1,329           144,992           141,259          (287,580)             --
Accounts payable                                    527              --             610,763              --             611,290
Accrued expenses                                  6,467              --              50,455              --              56,922
Amounts due to sellers                             --                --                --                --                --
Income taxes payable and other                     (432)             (243)           13,073              --              12,398
                                            -----------       -----------       -----------       -----------       -----------
  Total current liabilities                       7,891           144,749           977,000          (287,580)          842,060
Long term debt                                     --                --              53,138              --              53,138
Minority interests                                 --                --                --               5,141             5,141

Shareholders' equity                            648,360           182,331           431,560          (613,891)          648,360
                                            -----------       -----------       -----------       -----------       -----------
                                            $   656,251       $   327,080       $ 1,461,698       $  (896,330)      $ 1,548,699
                                            ===========       ===========       ===========       ===========       ===========

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                            ---------------------------------------------------------------------------------------
                                                 CHS                                  NON-
                                            ELECTRONICS, INC.    GUARANTORS         GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------    -----------       -----------       ------------      ------------
Net sales                                      $      --         $        31       $ 5,687,744       $      --         $ 5,687,775
Cost of goods sold                                    --                (352)        5,274,273              --           5,273,921
                                               -----------       -----------       -----------       -----------       -----------
  Gross profit                                        --                 383           413,471              --             413,854
Operating expenses                                   3,182               652           283,842              --             287,676
                                               -----------       -----------       -----------       -----------       -----------
  Operating income (loss)                           (3,182)             (269)          129,629              --             126,178
Other (income) expense, net                          5,854               254            30,741              --              36,849
                                               -----------       -----------       -----------       -----------       -----------
  Earnings (loss) before income taxes and
    minority interest in subsidiaries               (9,036)             (523)           98,888              --              89,329
Provision for income taxes                            (109)             (201)           22,961              --              22,651
Equity in (earnings) of affiliated
  companies, net of tax                            (72,962)          (73,474)             --             146,436              --
Minority interest                                     --                --                --               2,643             2,643
                                               -----------       -----------       -----------       -----------       -----------
Net earnings                                   $    64,035       $    73,152       $    75,927       $  (149,079)      $    64,035
                                               ===========       ===========       ===========       ===========       ===========


                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                            ---------------------------------------------------------------------------------------
                                                 CHS                                  NON-
                                            ELECTRONICS, INC.    GUARANTORS         GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------    -----------       -----------       ------------      ------------

Net sales                                      $      --         $      --         $ 2,921,625       $      --         $ 2,921,625
Cost of goods sold                                    --                --           2,704,046              --           2,704,046
                                               -----------       -----------       -----------       -----------       -----------
  Gross profit                                        --                --             217,579              --             217,579
Operating expenses                                  (6,935)                1           170,658              --             163,724
                                               -----------       -----------       -----------       -----------       -----------
  Operating income                                   6,935                (1)           46,921              --              53,855
Other (income) expense, net                         (1,039)              892            16,505              --              16,358
                                               -----------       -----------       -----------       -----------       -----------
  Earnings before income taxes and
    minority interest in subsidiaries                7,974              (893)           30,416              --              37,497
Provision for income taxes                              47              (244)           11,772              --              11,575
Equity in (earnings) of affiliated
  companies, net of tax                            (16,620)          (21,728)             --              38,348              --
Minority interest                                     --                --                --               1,375             1,375
                                               -----------       -----------       -----------       -----------       -----------
Net earnings                                   $    24,547       $    21,079       $    18,644       $   (39,723)      $    24,547
                                               ===========       ===========       ===========       ===========       ===========

                                                                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                                            ---------------------------------------------------------------------------------------
                                                 CHS                                  NON-
                                            ELECTRONICS, INC.    GUARANTORS         GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------    -----------       -----------       ------------      ------------


Net sales                                      $      --         $      --         $ 2,166,943       $      --         $ 2,166,943
Cost of goods sold                                    --                --           2,006,607              --           2,006,607
                                               -----------       -----------       -----------       -----------       -----------
  Gross profit                                        --                --             160,336              --             160,336
Operating expenses                                   2,851               279           109,000              --             112,130
                                               -----------       -----------       -----------       -----------       -----------
  Operating income (loss)                           (2,851)             (279)           51,336              --              48,206
Other (income) expense, net                          4,004                54            12,322              --              16,380
                                               -----------       -----------       -----------       -----------       -----------
  Earnings (loss) before income taxes and
    minority interest in subsidiaries               (6,855)             (333)           39,014              --              31,826
Provision for income taxes                            (490)             (128)            8,448              --               7,830
Equity in (earnings) of affiliated
  companies, net of tax                            (29,535)          (28,199)             --              57,734              --
Minority interest                                     --                --                --                 826               826
                                               -----------       -----------       -----------       -----------       -----------
Net earnings                                   $    23,170       $    27,994       $    30,566       $   (58,560)      $    23,170
                                               ===========       ===========       ===========       ===========       ===========

                                                                    THREE MONTHS ENDED SEPTEMBER 30, 1997
                                            ---------------------------------------------------------------------------------------
                                                 CHS                                  NON-
                                            ELECTRONICS, INC.    GUARANTORS         GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------    -----------       -----------       ------------      ------------

Net sales                                      $      --         $      --         $ 1,097,567       $      --         $ 1,097,567
Cost of goods sold                                    --                --           1,012,623              --           1,012,623
                                               -----------       -----------       -----------       -----------       -----------
  Gross profit                                        --                --              84,944              --              84,944
Operating expenses                                  (5,193)             --              68,234              --              63,041
                                               -----------       -----------       -----------       -----------       -----------
  Operating income                                   5,193              --              16,710              --              21,903
Other (income) expense, net                         (2,257)              257             7,290              --               5,290
                                               -----------       -----------       -----------       -----------       -----------
  Earnings before income taxes and
    minority interest in subsidiaries                7,450              (257)            9,420              --              16,613
Provision for income taxes                            (824)             (489)            6,098              --               4,785
Equity in (earnings) of affiliated
  companies, net of tax                             (3,162)           (7,574)             --              10,736              --
Minority interest                                     --                --                --                 392               392
                                               -----------       -----------       -----------       -----------       -----------
Net earnings                                   $    11,436       $     7,806       $     3,322       $   (11,128)      $    11,436
                                               ===========       ===========       ===========       ===========       ===========

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                            ---------------------------------------------------------------------------------------
                                                 CHS                                  NON-
                                            ELECTRONICS, INC.    GUARANTORS         GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------    -----------       -----------       ------------      ------------

Net cash provided (used) in
  operating activities                         $      --         $      --         $    (5,681)      $      --         $    (5,681)
Net cash provided (used) in
  investing activities                            (200,286)             (127)          (10,563)             --            (210,976)
Net cash provided (used) in
  financing activities                             200,801               166           129,498              --             330,465
Effect of exchange rate                               --                --               1,613              --               1,613
Cash at beginning                                    2,367              --              66,439              --              68,806
Cash at end                                    $     2,882       $        39       $   181,306       $      --         $   184,227



                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                            ---------------------------------------------------------------------------------------
                                                 CHS                                  NON-
                                            ELECTRONICS, INC.    GUARANTORS         GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------    -----------       -----------       ------------      ------------
Net cash provided (used) in
  operating activities                         $      --         $      --         $  (165,883)      $      --         $  (165,883)
Net cash provided (used) in
  investing activities                            (366,608)             --             278,683              --             (87,925)
Net cash provided (used) in
  financing activities                             432,423              --             (51,921)             --             380,502
Effect of exchange rate                               --                --              (3,386)             --              (3,386)
Cash at beginning                                      576              --              34,561              --              35,137
Cash at end                                    $    66,391       $      --         $    92,054       $      --         $   158,445

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

7. CONTINGENCIES

On October 12, 1998 Metro AG of Germany announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro has attempted to draw under a DM 20 million (approximately $12 million) letter of credit provided to Metro by the Company in connection with the transaction. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met. Metro has also announced that it may seek damages for an unspecified amount against the Company as a result of the transaction not being consummated. The purchase agreement calls for disputes to be settled by arbitration in Germany. The purchase agreement does not provide for a break-up fee. Although no prediction as to the outcome of either the attempted draw on the letter of credit or any actions which may be commenced in connection with the purchase agreement can be made at this time, the Company believes that it has defenses to any potential claims of Metro and intends to assert them vigorously. As of the date of this filing, no arbitration proceedings had been commenced by Metro.

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

8. RELATED PARTY TRANSACTIONS

A member of the Board of Directors and shareholder of the Company also serves as a member of the board of directors of a buying group, which supplies product to the Company. This company also has ownership interest in other companies which do business with the Company. During the nine months period ended September 30, 1998, the Company made sales to such parties of $53.6 million and purchased goods and services of $4.3 million from such parties. At September 30, 1998, the Company had a net balance due from such parties of approximately $25.4 million.

During the third quarter of 1997, the Board of Directors of the Company approved a loan to Comtrad Holdings, Inc. ("Comtrad"), a significant shareholder of the Company, of an additional amount of approximately $13.8 million. The loan bears interest at the prime rate and is due upon demand. At September 30, 1998, the amount due from Comtrad amounts to $19.2 million. This receivable is guaranteed by all the assets of Comtrad, which owns approximately 5 million shares of the Company's stock.

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. The acquisitions since January 1, 1997 are shown below:

             OPERATING SUBSIDIARY                           CHS ACQUISITION SERVICE AREA                 DATE
             --------------------                           ----------------------------                 ----
Acron                                           Argentina                                              August 1998
Memory Set                                      Spain                                                  July 1998
Cornejo                                         Argentina                                              July 1998
Intcomex                                        Mexico, Panama, Guatemala, Chile, Peru and Uruguay     July 1998
Metrologie International                        France, United Kingdom and Spain                       July 1998
Arena                                           Turkey                                                 May 1998
Armada                                          Turkey                                                 May 1998
Merisel Russia                                  Russia                                                 May 1998
Raphael Informatika                             Italy                                                  May 1998
Aptec                                           Middle East                                            May 1998
SiS Distributors (1)                            China, Malaysia, Singapore and Vietnam                 March 1998
TH' Systems                                     Czech Republic, Poland, Hungary and Slovakia           February 1998
ARC Spain                                       Spain                                                  January 1998
Micro Informatica                               Latin America                                          January 1998
CHS Nexsys                                      Colombia                                               December 1997
CHS Ledakon (2)                                 Colombia                                               November 1997
CHS Romak                                       Ireland                                                October 1997
Compexpress                                     Brazil                                                 October 1997
Santech                                         Norway, Sweden and Denmark                             October 1997
Lars Krull                                      Denmark, Norway and Sweden                             August 1997
Karma                                           Europe, Middle East and China                          August 1997
Ameritech Exports                               Latin America                                          August 1997
Ameritech Argentina                             Argentina                                              August 1997
Atlantis Skupina (3)                            Slovenia                                               August 1997
CHS Dinexim                                     Latin America                                          May 1997
CHS Access and Agora                            Czech Republic                                         May 1997
CHS International High Tech Marketing           Africa                                                 April 1997
CHS Frank & Walter (4)                          Germany                                                March 1997
CHS Estonia                                     Estonia                                                January 1997
CHS Infocentro de Chile                         Chile                                                  January 1997

--------------------
(1)      The Company owns 80% of this company.
(2)      The Company owns 65% of this company.
(3)      The Company owns 51% of this company.
(4) The results of operations of Frank & Walter have been included as of January 1, 1997.

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

NET SALES. Net sales increased $1,069.4 million, or 97.4%, from $1,097.5 million in third quarter 1997 to $2,166.9 million in third quarter 1998 due to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, newly acquired subsidiaries contributed $835.1 million. Net sales of subsidiaries consolidated for both 1998 and 1997 third quarters grew $234.3 million, or 22.3%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company.

GROSS PROFIT. Gross profit increased $75.4 million, or 88.8%, from $84.9 million in third quarter 1997 to $160.3 million in third quarter 1998 due principally to acquisitions and, to a lesser extent, internal growth.

Gross margin was 7.4% for the quarter ended September 30, 1998 compared to 7.7% for the quarter ended September 30, 1997. The Company expects that overall gross margins may decline during the remainder of 1998 compared to 1997 due to continued competitive pricing pressures across all regions. However, the Company attempts to offset this decline through utilizing early payment discount opportunities and taking advantage of volume rebates with certain key vendors.

OPERATING EXPENSES. Operating expenses as a percentage of net sales was 5.2% in the third quarter of 1998 and 5.7% in the third quarter of 1997. The Company attributes this decrease to: (i) synergies realized from combining operating entities; (ii) benefits of economies of scales; and (iii) the inclusion of Karma's results in 1998 resulting in operating expenses being a lower percentage of net sales than in 1997 based on lower operating expenses of Karma as a percentage of its sales. This factor is offset to some extent by increased goodwill amortization in 1998, which was $6.5 million during the three month period ended September 30, 1998 compared to $2.4 million during the three month period ended September 30, 1997. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net gain of $1.8 million during the three month period ended September 30, 1998 and a net loss of $0.7 million during the three month period ended September 30, 1997.

NET INTEREST EXPENSE. Net interest expense increased $11.1 million from $5.3 million in third quarter 1997 to $16.4 million in third quarter 1998 due to interest on the Notes and increased borrowings of the Company to support increased sales.

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest was 24.6% in third quarter 1998 and 28.8% in third quarter 1997. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1998 principally due to the proportion of income expected in jurisdictions with lower tax rates and also its ability to use net operating loss carry forwards from certain subsidiaries.

NINE MONTHS 1998 COMPARED TO NINE MONTHS 1997

NET SALES. Net sales increased $2,766.2 million, or 94.7%, from $2,921.6 million in the nine months ended September 30, 1997 to $5,687.8 million in the nine months ended September 30, 1998 due to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, newly acquired subsidiaries contributed $2,203.5 million. Net sales of subsidiaries consolidated for both nine month periods ended September 30, 1998 and 1997 grew $562.6 million, or 20.0%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company.

GROSS PROFIT. Gross profit increased $196.3 million, or 90.2%, from $217.6 million in the nine months ended September 30, 1997 to $413.9 million in the nine months ended September 30, 1998 due principally to acquisitions and, to a lesser extent, internal growth.

Gross margin was 7.3% for the nine months ended September 30, 1998 and 7.4% for the nine months ended September 30, 1997. The Company expects that overall gross margins may decline during the remainder of 1998 compared to 1997 due to continued competitive pricing pressures across all regions and the impact of including Karma's operations for the full year since such operations have a lower gross margin due to the nature of the products sold. However, the Company attempts to offset this decline through utilizing early payment discount opportunities and taking advantage of volume rebates with certain key vendors.

OPERATING EXPENSES. Operating expenses as a percentage of net sales was 5.1% in the nine months ended September 30, 1998 and 5.6% in the nine months ended September 30, 1997. The Company attributes this decrease to: (i) synergies realized from combining operating entities; (ii) benefits of economies of scales; and (iii) the inclusion of Karma's results in 1998 resulting in operating expenses being a lower percentage of net sales than in 1997 based on lower operating expenses of Karma as a percentage of its sales. This factor is offset to some extent by increased goodwill amortization in 1998, which was $17.0 million during the nine month period ended September 30, 1998 compared to $4.6 million during the nine month period ended September 30, 1997. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net gain of $6.9 million and $0.2 million during the nine month periods ended September 30, 1998 and 1997, respectively.

NET INTEREST EXPENSE. Net interest expense increased $20.4 million from $16.4 million in nine months ended September 30, 1997 to $36.8 million in nine months ended September 30, 1998 due to interest on the Notes and increased borrowings of the Company to support increased sales.

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest was 25.4% in nine months ended September 30, 1998 and 30.9% in nine months ended September 30, 1997. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1998 principally due to the proportion of income expected in jurisdictions with lower tax rates and also its ability to use remaining net operating loss carry forwards from certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $5.7 million and $165.9 million were used in operating activities in the nine months ended September 30, 1998 and 1997, respectively. In each period cash was used principally as a result of decreases in accounts payables and accrued liabilities and increases in affiliate receivables and prepaids and other assets. Cash was used as a result of an increase in accounts receivables, while cash was provided as a result of a decrease in inventories during the nine month period ended September 30, 1998. Net cash used in investing activities in the nine month periods ended September 30, 1998 and 1997 included approximately $33.0 million and $14.7 million, respectively, related to fixed asset additions. In addition, $177.9 million and $73.2 million were used in acquisitions during the nine months ended September 30, 1998 and 1997, respectively. Net cash of $330.5 million and $380.5 million was provided by financing activities in the nine month period ended September 30, 1998 and 1997, respectively, due principally to issuance of the Notes, proceeds from a public common stock offering and net borrowings from or repayments to banks.

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

The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. At September 30, 1998, the aggregate amount available under these agreements was $769 million, and the amount borrowed was $544 million. Such agreements are usually for a term of one year and are secured by the receivables and inventories of the borrower. The weighted average interest rate at September 30, 1998 was 7.4%. The Company typically guarantees these loans.

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

The Company's principal need for additional cash in 1998 will be: (i) for the purchase of additional inventory to support growth; (ii) to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment; (iii) to pay amounts due to sellers of businesses;
(iv) and for the cash component of possible future acquisitions. The Company is seeking additional cash for this purpose through its existing bank credit lines and through additional credit facilities, but management can give no assurance that financing will be available on terms acceptable to the Company. However, at this time, the Company, through the proceeds of the 1997 public offering and the issuance of the Notes, has sufficient funds to support its expected growth in existing operations for the remainder of 1998.

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

On October 12, 1998 Metro AG of Germany announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro has attempted to draw under a DM 20 million (approximately $12 million) letter of credit provided to Metro by the Company in connection with the transaction. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met. Metro has also announced that it may seek damages for an unspecified amount against the Company as a result of the transaction not being consummated. The purchase agreement calls for disputes to be settled by arbitration in Germany. The purchase agreement does not provide for a break-up fee. Although no prediction as to the outcome of either the attempted draw on the letter of credit or any actions which may be commenced in connection with the purchase agreement can be made at this time, the Company believes that it has defenses to any potential claims of Metro and intends to assert them vigorously. As of the date of this filing, no arbitration proceedings had been commenced by Metro.

YEAR 2000

The Company has completed the risk assessment phase of its Year 2000 compliance efforts ("Year 2000 Project"). Based on the assessment, the Company has developed an action plan and identified corporate, regional and subsidiary level Year 2000 Project team members, charged with ensuring that the Company will be compliant. The plan principally consists of replacing or repairing non-compliant systems including both Information ("IT") systems and non-IT systems. The initial focus of the plan is on high risk/high impact areas. The five areas covered initially are shown below, in descending order of potential high risk/impact.

/bullet/ Transaction Processing Systems (includes all internal & external interfaces)
/bullet/ Telephony
/bullet/ Network (Local Area Networks)
/bullet/ Desktop Computing
/bullet/ Third Parties (suppliers, customers, financial institutions, utilities)

The Company's current IT systems infrastructure is very decentralized, with each subsidiary essentially a standalone operation from the IT system point of view. Independent of the Year 2000 issue, the Company has been standardizing its transaction processing platforms and ultimately reducing the number of standalone systems. The Company has selected three platforms: JBA System 21, Oracle Financials, and Scala. Various tasks in the platform standardization project have been accelerated in order to resolve Year 2000 issues.

As a supplement to the risk assessment and other work already completed, the Company is in the process of engaging a highly respected independent consulting firm to help perform a Year 2000 inventory and compliance assessment. If it is deemed appropriate, the Company may engage this firm to continue to monitor the progress of the Year 2000 project.

STATE OF READINESS

The tables below set forth the Company's state of readiness.

Compliance Schedule for transaction processing systems:

-----------------     ----------------------
% OF 1998 GROSS              SYSTEM TO BE
  SALES BUDGET                COMPLIANT
-----------------     ----------------------
     36%                  Already compliant
-----------------     ----------------------
     21%                  First Quarter 1999
-----------------     ----------------------
     19%                 Second Quarter 1999
-----------------     ----------------------
     24%                  Third Quarter 1999
-----------------     ----------------------
     100%
-----------------     ----------------------

Other critical areas:

----------------------     ---------------------------------------
       AREA                            TO BE COMPLIANT
----------------------     ---------------------------------------
Telephony                               October 1999
----------------------     ---------------------------------------
Network                                 October 1999
----------------------     ---------------------------------------
Desktop Computing                       October 1999
----------------------     ---------------------------------------
Third Parties              First Quarter 1999 Assessment Complete
----------------------     ---------------------------------------
Other non-IT equipment     Second Quarter 1999 Assessment Complete
----------------------     ---------------------------------------

COSTS

The Company estimates its total Year 2000 costs to be $29 million. This is primarily the cost of replacing transaction processing systems, but also includes consulting fees and repair/replacement of other software and IT/non-IT equipment. Approximately $12 million has been spent, from 1997 to date. This estimate is based on current knowledge and assumes that the Company will not incur additional costs due to the actions or status of third parties.

RISKS

Due to the Company's decentralized IT structure, the Company believes there is no single point of failure. At this point in time, the Company believes the most likely potential risks are:

/bullet/ The inability of some customers of the Company's smaller subsidiaries to pay on time
/bullet/ The temporary inability of a few of the Company's more remote/small subsidiaries, to take orders.

Though every effort will be made to ensure third party issues are resolved, the Company has no direct means to influence such parties. It is therefore not possible to be sure all such issues are resolved or to estimate the potential impact on the Company's revenue. But particularly in the case of the Company's major suppliers, the Company currently believes the risk is low. This is due, in no small part, to the fact that since the Company is a focused distributor, the Company's major suppliers are very large, strong, stable companies with well-developed Year 2000 programs of their own.

CONTINGENCY PLANS

Contingency plans are currently being developed. Contingency plans for transaction processing systems should be completed by first quarter 1999. Contingency plans for telephony, network, and desktop computing should be completed by second quarter 1999. The plans will potentially include remediation of systems scheduled to be replaced, manual procedures, emergency power sources, and the stock piling of certain equipment.

EURO

On January 1, 1999, eleven of fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing legal currencies and one common currency - the euro. The euro will then trade on currency exchanges and may be available for business transactions. The conversion to the euro will eliminate currency exchange risk between the member countries. Beginning January 1, 2002, the participating countries will issue new-euro denominated bills and coins for use in cash transactions, and the legal currencies will be withdrawn from circulation. The Company's subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by mid 1999 as part of the Company's Year 2000 project. The Company does not expect the conversion costs to be material. Due to numerous uncertainties, the Company cannot reasonably estimate the effects, if any, one common currency will have on pricing and on the financial conditions or results of operations.

INFLATION

The Company operates in certain countries that have experienced high rates of inflation and hyperinflation. However, inflation did not have any meaningful impact on the Company's results of operations during the nine months periods ended September 30, 1998 and 1997 and the Company does not expect that it will have a material impact during the remainder of 1998.

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

ACCOUNTS RECEIVABLE. The Company manages its accounts receivable to balance the needs of its customers to purchase on credit with its desire to minimize its credit losses. Bad debt expense as a percentage of the Company's net sales for each of the nine months periods ended September 30, 1998 and 1997 was 0.2%. The Company's credit losses have been minimized by its extensive credit approval process and the use of credit insurance and factoring by its Western European subsidiaries. In its sales to customers in Latin America, the Company often receives post-dated checks at the time of sale. Customers who qualify for credit are typically granted payment terms appropriate to the customs of each country.

CURRENCY RISK MANAGEMENT

FUNCTIONAL CURRENCY. The Company's functional currency, as defined by Statement of Financial Accounting Standards No. 52, is the United States dollar. Most of the Company's subsidiaries use the local currencies as their functional currency and translate assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the year. Translation effects are reflected in the cumulative foreign currency translation adjustment in equity. The Company's exposure under these translation rules, which is unhedged, may affect the carrying value of its foreign net assets and therefore its equity and net tangible book value, but not its net income or cash flow. Exchange differences arising from transactions and balances in currencies other than the functional currency are recorded as expense or income in the subsidiaries and the Company and affect the Consolidated Statements of Earnings.

CURRENCY MANAGEMENT ACTIVITIES. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the nine month period ended September 30, 1998, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 88% of Company sales were made in currencies other than the United States dollar. The primary currencies in which sales were made were the German mark (20% of sales), the French franc (10%) and the British pound (9%). At September 30, 1998, approximately $287 million of accounts payable were attributable to foreign currency liabilities denominated in other than the subsidiaries functional currencies. Of these, $248 million was denominated in U.S. dollars and $31 million was denominated in German marks. Approximately 62% of these liabilities were unhedged.

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

FORWARD LOOKING INFORMATION

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations of beliefs, including, but not limited to, statements concerning expectations of gross margins, operating expenses to sales, income taxes, its year 2000 compliance activities, inflation expectations, the effects of the euro, and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including changes in economic conditions, demand for the Company's products and changes in competitive environment.

PART II

ITEM 5

                                OTHER INFORMATION

   1. The deadline for submission of proposals by shareholders pursuant to Rule 14a-8 issued under the Securities Exchange Act of 1934 (the "Act") for inclusion in the proxy statement for the Company's 1999 Annual Meeting of Shareholders is January 8, 1999. Any proposals submitted other than pursuant to Rule 14a-8 of the Act must be received by the Company no later than March 24, 1999 or such proposals will be considered untimely, and the Company may confer discretionary voting with respect to such matters in its proxy for the 1999 Annual Meeting of Shareholders.


ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

   1.    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS ELECTRONICS, INC.
(Registrant)
November 12, 1998            BY /S/ ANTONIO BOCCALANDRO
                               --------------------------------------------
                               ANTONIO BOCCALANDRO
                               Secretary



November 12, 1998            BY /S/ CRAIG S. TOLL
                               --------------------------------------------
                               CRAIG S. TOLL
                               Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27        Financial Data Schedule