Form 10-K
period 1998-12-31
CHS ELECTRONICS INC
filed 1999-03-31
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER 0-24244

                              CHS ELECTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                        87-0435376
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

       2000 N.W. 84TH AVENUE
           MIAMI, FLORIDA                                  33122
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 908-7200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.001
                                (TITLE OF CLASS)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates computed by reference to the high and low sales prices in the New York Stock Exchange on March 18, 1999, was approximately $276,974,143. As of March 18, 1999, the registrant had outstanding 56,171,934 shares of Common Stock, par value $0.001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated herein by this reference is the definitive proxy or information statement for the 1999 Annual Meeting of Shareholders to be filed by the Company with the Commission under Regulation 14A or Regulation 14C.

                                     PART I

ITEM 1 - BUSINESS

"FORWARD-LOOKING" INFORMATION

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations of beliefs, including, but not limited to, statements concerning gross margins, operating expenses to sales, income taxes, year 2000 compliance activities, inflation expectations, the effect of the euro and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis, the financial condition of the Company's customers, the failure to properly manage growth and successfully integrate acquired companies and operations, changes in economic conditions, demand for the Company's products, the outcome of the purported class action litigation referred to herein, and changes in competitive environment.

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

GENERAL

CHS Electronics, Inc. ("CHS" or the "Company") is a leading international distributor of microcomputer products, including personal computers, peripherals, networking products and software. As of December 31, 1998, we operated in 46 countries primarily in Western Europe, Eastern Europe and Latin America, and serviced an active customer base of approximately 150,000 resellers. In 1998, approximately 80% of the products which we sold were manufactured by 20 equipment and software vendors, including such market leaders as Hewlett-Packard, IBM, Microsoft, Seagate, Compaq, Intel, Quantum, Western Digital, 3Com, Toshiba, Acer, Yakumo, Epson and Sun. We are a focused distributor, as opposed to a broadline distributor, and seek to represent leading vendors within specific product categories. We believe that we are the third largest distributor of microcomputer products in the world and the largest distributor in Western Europe, Latin America and Eastern Europe. We have no significant sales in the United States.

We operate under a decentralized structure in which managers familiar with the customs and needs of a particular country are delegated the authority to make daily decisions necessary to satisfy the particular demands of their respective markets. Unlike certain competitors which operate under a more centralized system, we believe that our business model of focused distribution through locally managed full service facilities integrating warehousing, purchasing, sales, credit and accounting services provides competitive and operating advantages.

Our operating results have increased significantly in the five-year period ended December 31, 1998, with net sales increasing from $359 million in 1994 to $8.5 billion in 1998 and operating income increasing from $3.4 million in 1994, to $128.5 million in 1998.

Our world headquarters are located at 2000 N.W. 84th Avenue, Miami, Florida 33122, where our telephone number is (305) 908-7200.

RECENT DEVELOPMENTS

We recently announced the discovery of discrepancies related to the amount of vendor incentives recorded in the fourth quarter of 1998. In coordination with our independent auditors and an investigation by outside attorneys, we found that vendor rebates were overstated in the second, third and fourth quarters of 1998. Some of the fourth quarter rebates were supported with invalid documentation. All of the overstated rebates have been reversed and we have restated our results for the second and third quarters of 1998. As a consequence, the senior executive officer responsible for our European operations has resigned.

In March 1999, a number of purported class action complaints were filed alleging that we and certain of our officers violated federal securities laws in connection with financial reporting and disclosure. The suits purport to be on behalf of those who purchased our common stock during certain time frames. In connection with our legal counsel, we are in the process of carefully reviewing the allegations of the complaints. However, we believe that the claims are without merit and intend to vigorously defend the suits. See Item 3 - Legal Proceedings.

On July 1, 1998, we acquired a majority of the outstanding shares of Metrologie International SA ("Metrologie"), a distributor of hardware and software to more than 15,000 resellers in France, the United Kingdom and Spain (all outstanding shares of Metrologie were acquired before the end of 1998). The purchase price for the entire equity interests of Metrologie was approximately $93.7 million. Metrologie had sales of $433.4 million for the six months ended June 30, 1998 and $883.2 million for the year ended December 31, 1997. Metrologie is ISO-9001 certified to perform configurations of high-end network solutions and work stations which we believe will be strategically important in strengthening our ability to provide high-end platforms in Europe. As a result of this acquisition, we have become the largest distributor of microcomputer products in France and Spain. In addition, we anticipate improved operating margins through the elimination of certain corporate overhead expenses, increases in the utilization of volume purchase discounts, additional corporate rebates and the eventual consolidation of warehousing and back office operations in France and the United Kingdom.

On March 9, 1998, we acquired an 80% interest in the Hong Kong, Malaysia and Singapore subsidiaries of SiS Distribution Ltd. ("SiS"), a Hong Kong based distributor, for $70.4 million, and paid $28.2 million of such amount on such date (representing 40% of the purchase price). Under the terms of the agreement, as modified, the remainder of the purchase price is due in cash in the second quarter of 1999. SiS had sales of $346.8 million during 1997.

Including the Metrologie acquisition, we have made 16 acquisitions from January 1998 through December 1998.

RISK FACTORS

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS - OUR INTERNATIONAL BUSINESS EXPOSES US TO RISKS RELATING TO INCREASED REGULATION AND POLITICAL OR ECONOMIC INSTABILITY, GLOBALLY OR WITHIN CERTAIN FOREIGN COUNTRIES. Substantially all of our sales are to customers outside of the United States. Approximately 90% of our net sales were denominated in currencies other than the United States dollar during the years ended December 31, 1997 and 1998. Sales in Germany represented 19% of net sales for the year ended December 31, 1998. Decreases in the volume of sales in such regions or declines in operating margins could have a material adverse effect on our business. Changes in the value of foreign currencies relative to the United States dollar could adversely affect our results of operations and financial position, and transaction gains and losses could contribute to fluctuations in our results of operations. When possible, we engage in currency hedging transactions and certain other practices to reduce these risks. Fluctuations in foreign currency rates may have a material adverse effect on our business.

Our existing and planned international operations are subject to political and economic uncertainties, including among others, the burden of compliance with a wide variety of laws, inflation, hyperinflation, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, transportation, tariffs, export controls, foreign exchange restrictions which limit the repatriation of investments and earnings therefrom, changes in taxation, changes in economic stability including currency fluctuations (particularly in recent months with respect to Asia, Brazil and Russia), governmental challenges to our tax reduction strategies, hostilities and confiscation of property. Changes related to these matters could have a material adverse effect on our business.

RELIANCE ON KEY MANUFACTURERS - BECAUSE WE OBTAIN A SUBSTANTIAL PORTION OF OUR PRODUCTS FROM A LIMITED NUMBER OF MANUFACTURERS, THE LOSS OF OUR RELATIONSHIP WITH ANY ONE OR MORE OF SUCH MANUFACTURERS COULD ADVERSELY AFFECT OUR BUSINESS. We obtain our products from manufacturers under non-exclusive distribution agreements which are subject to renewal annually and may be canceled by either party on short notice. During the year ended December 31, 1998:

/bullet/ approximately 80% of our net sales were derived from the sale of products supplied by 20 vendors;

/bullet/ 16% of our net sales were derived from the sale of products supplied by Hewlett-Packard; and

/bullet/ 10% of net sales were derived from Microsoft and 10% of net sales were derived from IBM.

The above percentages are based upon an analysis of a representative portion (over 88%) of our total net sales. The loss of these relationships would, and the loss of certain other relationships could, have a material adverse effect on our business.

COMPETITION; DECLINING GROSS PROFIT MARGINS. Our business is highly competitive. Certain of our competitors have greater financial, marketing, service and technical support resources than we have. There can be no assurance that our resources will be sufficient to allow us to compete effectively in the future. Continued increases in competition could have a material adverse effect on our results of operations because of price reductions and potential loss of market share. Certain of our competitors may sell products at prices below ours. As a result of this price competition, we along with our competitors, are experiencing downward pressure on gross margins, which we expect to continue for the foreseeable future. We intend to seek to offset the impact of declines in our gross margins by reducing our operating expenses as a percentage of net sales, although there can be no assurance of the success of this strategy in future periods.

ACQUISITIONS - WE INTEND TO PURSUE FUTURE ACQUISITIONS WHICH, IF CONSUMMATED, MAY ADVERSELY AFFECT OUR BUSINESS IF WE CANNOT EFFECTIVELY INTEGRATE THE OPERATIONS OF THE ACQUIRED BUSINESSES. A major portion of our growth has been attributable to acquisitions, and we intend to continue our practice of making targeted purchases of high quality distributors, assets or product lines that we believe would complement or expand our existing business. Acquisitions involve a number of risks that could adversely affect our operating results, including:

/bullet/ the diversion of management's attention;

/bullet/ the assimilation of the operations and personnel of the acquired companies;

/bullet/ the assumption of potential liabilities, disclosed or undisclosed, associated with the businesses acquired, which liabilities may exceed the amount of indemnification available from the seller;

/bullet/ the risk that the financial and accounting systems utilized by the businesses acquired will not meet our standards;

/bullet/ the risk that the businesses acquired will not maintain the quality of services that we have historically provided; and

/bullet/ the inability to attract and retain qualified local management.

We regularly engage in discussions with respect to potential acquisition and investment opportunities.

YEAR 2000 ISSUE - THE YEAR 2000 PROBLEM MAY RESULT IN DECREASED SALES FOR US IF WE OR OUR CUSTOMERS AND SUPPLIERS DO NOT ADEQUATELY ADDRESS OUR OR THEIR YEAR 2000 CONCERNS. Many computer systems and applications currently use two digits to define the applicable year. As a result, date-sensitive systems may recognize the year 2000 as 1900 or not at all, which could cause miscalculations or system failures.

We have assessed our computerized systems to determine their ability to correctly identify the year 2000 and are devoting the necessary internal and external resources to replace, upgrade or modify all significant systems which do not correctly identify the year 2000. We anticipate that substantially all of our systems will be year 2000 compliant before the end of 1999.

Based on current information, the costs of addressing the year 2000 issue have not and are not expected to have a material impact on our financial position, results of operations or cash flows.

INTRODUCTION OF THE "EURO" CURRENCY - THE EFFECTS OF THE INTRODUCTION OF THE EURO CURRENCY ARE UNCERTAIN AND COULD ADVERSELY AFFECT OUR BUSINESS. On January 1, 1999, a new currency called the "Euro" was adopted as the common legal currency in eleven of the fifteen member countries of the European Union. During 2002, all European Union countries are expected to be operating with the Euro as their single currency. Uncertainty exists as to the effect the Euro will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We cannot yet predict the anticipated impact of the Euro conversion on our business.

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

The Company believes that the microcomputer products industry is well suited for distribution. The large number and diversity of resellers make it cost efficient for manufacturers to outsource a portion of their distribution, credit, inventory, marketing and customer support requirements to distributors such as the Company. Similarly, due to the large number of vendors, resellers generally cannot efficiently establish direct purchasing relationships with each vendor and instead rely on distributors to satisfy a significant portion of their product, financing, marketing and technical support needs.

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

STRATEGY

To achieve its objectives of strengthening its position as a leading distributor of microcomputer products in Western Europe, Eastern Europe and Latin America and expanding its operations in Asia, the Middle East, Africa and possibly the United States, the Company has adopted the following strategies:

/bullet/ OPERATE A FOCUSED DISTRIBUTION MODEL. The Company's strategy is to operate as a focused distributor by dealing with a select group of high quality branded manufacturers in each major product category, such as Hewlett-Packard for printers, Microsoft for software and networking,

         Seagate, Quantum and Western Digital for mass storage and Hewlett-Packard, Compaq and IBM for personal computers. The Company also attempts to be a significant distributor for each of its major vendors and establish a partnering relationship with them. The Company believes that, as a result of this strategy, it is able to respond more quickly to customer requests and that it has greater availability of products, access to new products and better pricing. The Company also believes that it has developed greater expertise in the sale and servicing of the products of these manufacturers and has been more effective in asset management. The Company's customers may include both assemblers of non-branded component products and resellers. Generally, products from leading manufacturers are in greater demand, resulting in more efficient inventory management, including greater inventory turns, lower working capital requirements and fewer stock keeping units
         (SKUs). The Company's largest operating subsidiaries maintain between 10,000 and 15,000 SKUs per location while broadline distributors typically carry more than 45,000 SKUs.

         The Company supplements its focused distribution model where feasible with a centralized warehousing capability. In Europe, due to different languages, electrical plugs and manufacturing standards, there is a significant percentage of products that must be localized to the market in which they will be sold. However, for the universal products (generally components like hard drives, CD-ROM, supplies, etc.), the Company utilizes a centralized warehouse to service its local country warehouses. This approach allows the Company to make volume purchases into the central warehouse and deliver products several times a week to each local country warehouse. The Company believes this method is more efficient and results in a lower inventory in each branch than ordering products on a branch level.

/bullet/ PENETRATE AND FURTHER DEVELOP SELECTED MARKETS. The Company has focused its activities on the distribution of microcomputer products in Western Europe and the emerging markets of Eastern Europe and Latin America. Additionally, the Company intends to expand its operations in Asia, the Middle East and Africa. The Company believes that these regions are under served with respect to the distribution of microcomputer products and therefore provide significant growth opportunities. The Company further believes that these markets are complex due to the diversity of language, regulatory, technical and other factors and provide attractive opportunities for us to add value to the Company's relationships with its vendors and customers through the presence of its knowledgeable local management. The Company is considering entering the United States market in a way that would provide the economies of scale which it believes are necessary to operate effectively in this market. The Company believes that entering the United States market may provide benefits to its existing operations by increasing the volume of purchases which it makes from its vendors, thus assisting it in obtaining enhanced volume discounts and other opportunities available to large volume purchasers.

         A major portion of the Company's growth has been attributable to acquisitions. The Company intends to continue making targeted purchases of high quality distributors in selected markets. However, outside of the United States, the Company expects to purchase fewer companies than in the past. After an acquisition, the new CHS subsidiary adopts the Company's policies and financial reporting procedures. The Company believes its acquisition strategy assists its vendors because, through their relationship with the Company, vendors may gain entry into new markets with established local distribution companies and can substitute the Company's credit worthiness for that of the local distributor.

/bullet/ OPERATE WITH A DECENTRALIZED OPERATING STRUCTURE. The Company operates through a decentralized structure. Each of the Company's subsidiaries is managed autonomously using the operating procedures which were developed in response to local market conditions. The founders and managers of acquired companies typically continue to manage the operations and maintain local customer relationships. This decentralized operating structure is complemented by centralized financial controls, which provide the Company's senior managers with frequent and regular status reports for each of its operating subsidiaries. Management believes that this structure provides the Company with significant operating advantages including locally refined procedures within each of the Company's geographic markets which have been developed to most effectively address the heterogeneous commercial and cultural characteristics of such markets. The Company is also developing a standardized model for countries that have multiple CHS operations. In this model, one back office and local country warehouse serve the focused distribution enterprise and components distribution sales forces. The Company believes it can achieve efficiencies and lower costs using this approach. The Company intends to implement this approach in its three largest customer countries, Germany, the United Kingdom and France, in 1999.

/bullet/ IMPROVE MARGINS THROUGH BTO PRODUCTION AND PRIVATE LABEL DISTRIBUTION.
         The Company intends to take advantage of the higher margins and lower inventory requirements associated with built-to-order and channel assembly (collectively, BTO) and the higher margins available in private label distribution. In general, BTO production includes the production and assembly of both branded and private label products. Private label distribution, in contrast, involves the marketing, distribution and after-market support of products under the Company's brand names. The Company conducts limited BTO activity and private label distribution in some of its existing Western European subsidiaries. The Company intends to further develop and expand its BTO operations to include both other geographical regions as well as other vendors. The Company also intends to expand the number and geographical coverage of its private label products. The Company distributes private label products in selected locations throughout the world. The Company believes that such products can provide higher margins than branded products if sourced and marketed effectively. The Company intends to expand its distribution of such products and establish an internal "vendor" operation to source, consistently label and market such products in 1999.

/bullet/ FURTHER DEVELOP ENTERPRISE SYSTEM DISTRIBUTION. The Company intends to take advantage of new distribution opportunities by aggressively developing its Enterprise Systems Distribution business, which is the distribution of mid-range products and services, often as complete systems, through VARs. Working in conjunction with the vendors, the VARs and often the end-user customer, the Company assists in the development of the basic configuration, planning and installation of enterprise systems. Consistent with the Company's focused distribution model, these systems are designed around a limited number of selected platforms from vendor partners such as IBM, Sun Microsystems, Compaq and Hewlett-Packard. Systems are priced to include both the cost of the component parts and a fee for the Company's services. The Company's services include solutions for the technical, marketing and financing requirements of the VARs. Enterprise System Distribution offerings are available throughout the Company's operations through certain of its subsidiaries. The Company plans to market these activities under the DNS brand on a global basis.

PRODUCTS AND CUSTOMERS

The Company's sales consist of hardware and software products such as local area networks, disk drives, personal computers and printers to an active customer base, as of December 31, 1998, of approximately 150,000 VARs and computer retailers. The Company's products also include components such as random access memory chips, central processing units and integrated circuit boards. For the year ended December 31, 1998, the Company's product mix by category was mass storage (25%), personal computers (20%), printers (12%), software (11%), components (8%), networking and multimedia (8%), peripherals (7%) and other (9%).

The Company purchases its products directly from hardware manufacturers and software publishers in large quantities. As a focused distributor, the Company focuses on a small number of leading vendors in each product category and on a small number of high volume items of that manufacturer or publisher. As a result, the Company carries fewer individual products than broadline distributors and works with fewer vendors. The largest Company operating subsidiaries maintain between

10,000 and 15,000 SKUs per location while broadline distributors typically carry more than 45,000 SKUs.

The Company's customers typically rely on distributors as their principal source of microcomputer products and financing. The Company's backlog of orders is not considered material to an understanding of its business. No single customer accounted for more than one percent of the Company's net sales in the year ended December 31, 1998.

The Company is currently engaged in channel assembly at several locations in Europe for both branded and private label products. The Company believes that these new models of distribution may result in lower inventories and possibly higher gross margins.

Since the fall of 1998, the Company has been aggressively developing its Enterprise Systems Distribution business, the distribution of mid-range products and services, often as complete systems, through VARs. Working in conjunction with the vendors, the VARs and often the end-user customer, the Company assists in the development of the basic configuration, planning and installation of enterprise systems. These systems are designed around a limited number of selected high end network solutions and work stations from vendor partners such as IBM, Sun Microsystems, Compaq and Hewlett-Packard. Systems are priced to include both the cost of the component parts and a fee for the services rendered by the Company. The services offered by the Company include solutions for the technical, marketing and financing requirements of the VARs. Enterprise Systems Distribution offerings are available throughout the Company's operations through certain subsidiaries of the Company. The Company plans to market these activities under the DNS brand on a global basis.

VENDOR RELATIONS

The Company obtains its products from its vendors under non-exclusive distribution agreements, which are subject to renewal annually and may be canceled by either party on short notice. Under these agreements, the Company has the right to purchase products at discounts from the list prices. The amounts of the discounts are determined each year at the time of renewal on the basis of the projected sales of the Company for the following year and vary for each vendor. The Company is not required to make additional product payments if it fails to achieve its projected sales level for the year, but its product discounts in the following year may be reduced because of the lower sales levels. In 1998, approximately 80% of the products distributed by the Company were purchased from 20 vendors; 16%, 19% and 34% of its net sales during the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the sale of products supplied by Hewlett-Packard and 10%, 10% and 12%, respectively, were derived from the sales of products supplied by Microsoft. The third largest supplier in 1998 was IBM with 10% of the Company's net sales. The Company's agreements with vendors provide a form of price protection specifying that if the list price of a product is reduced by the vendor, the Company will typically receive a credit in the amount of the reduction in distributor cost for each item of the product in inventory.

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

The Company's vendors have increased available credit to the Company commensurate with its growth. Many of the Company's vendors provide discounts for prompt payment. Generally, the Company is required to make payment within 14 to 90 days following delivery of products. With some vendors, the Company can earn a discount for early payment of between 1% and 3% of the invoice amount. To the extent sufficient funds are available, the Company attempts to take advantage of these discounts.

Several of the Company's vendors also provide for rebates or other incentives based on achieving a predetermined goal of volume or type of products sold or other types of goals during a fiscal quarter. We recently announced the discovery of discrepancies related to the amount of vendor incentives recorded in the fourth quarter of 1998. In coordination with our independent auditors and an investigation by outside attorneys, we found that vendor rebates were overstated in the second, third and fourth quarters of 1998. Some of the fourth quarter rebates were supported with invalid documentation. All of the overstated rebates have been reversed and we have restated our results for the second and third quarters of 1998. As a consequence, the senior executive officer responsible for our European operations has resigned.

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

SALES. The Company markets its products to resellers, who either package the Company's products with other computer equipment or sell the products on an individual basis to end-users. As of December 31, 1998, the Company distributed products to approximately 88,000 active resellers in Western Europe, 33,000 in Latin America, 24,000 in Eastern Europe and 5,000 in Asia and the Middle East.

Each operating subsidiary maintains a sales staff organized to interface effectively with its respective customer base. As of December 31, 1998, approximately 40% of the Company's employees were involved in sales activities.

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

Funds for the Company's advertising budget generally are obtained from cooperative advertising reimbursements and market development funds provided by vendors. Cooperative reimbursements have typically represented approximately 1% to 2% of the dollar amount of products purchased from those major vendors. Marketing programs designed for cooperative reimbursement are vendor and product specific and are designed with vendor approval. Market development funds are provided to create market awareness of vendors' products. Cooperative advertising reimbursements and market development funds are recorded in the Company's financial statements as a reduction of operating expenses.

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

INTERNAL AUDIT

The Company currently maintains 14 internal auditors on its staff; nine for Europe and Karma, four for Latin America, and the Director of Internal Audit. The Company has two auditors that specialize in inventory audits. The Company intends to expand its internal audit staff consistent with its growth. During 1998, there were 81 internal and 35 inventory audits performed with respect to the Company.

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

EMPLOYEES

At December 31, 1998, the Company employed approximately 6,800 full-time employees of whom 500 were located in the United States. Of the total number of employees, approximately 2,700 worked in marketing and sales, 1,300 worked in warehousing and delivery and 2,800 were employed in other positions, including administration. Employees in certain countries are represented by labor councils mandated by government regulations which determine compensation and benefits. With these exceptions, none of the Company's employees are represented by unions. Severance costs associated with termination of employment in many countries are higher than in the United States. There has been no disruption of operations due to a labor dispute. Management considers its employee relations to be good.

ITEM 2 - PROPERTIES

The corporate headquarters of the Company is located at 2000 N.W. 84th Avenue, Miami, Florida, which is also the principal operational facility for its Latin America regional operations and the operations of CHS Latin America, Inc. The Company's subsidiaries operate through approximately 110 locations totaling approximately four million square feet. Most locations consist of an administrative office utilized by the subsidiary and an adjoining or nearby warehouse and distribution facility.

In each of the countries, the size set forth above includes sales, administrative and warehousing functions and may be composed of multiple facilities. The Company considers its existing facilities to be adequate for its foreseeable needs.

ITEM 3 - LEGAL PROCEEDINGS

In March 1999, DARBY V. CHS ELECTRONICS, INC. ET AL., case No. 99-8186, was filed in the United States District Court, Southern District of Florida. The complaint, which purports to be a class action complaint, alleges that the Company and two of its officers violated federal securities laws in connection with financial reporting and disclosure during the period February 27, 1997 through March 10, 1999. The suit purports to be on behalf of those who purchased CHS Electronics common stock during that time frame. The Company, in connection with its legal counsel, is in the process of carefully reviewing the allegations of the complaint. However, the Company believes that the claims are without merit and intends to vigorously defend the suit. The Company is aware that certain other purported class actions have been filed. However, the Company has not received service of any such other suits.

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The following table sets forth for the periods indicated the high and low closing sales prices of the Company's common stock (symbol: NYSE = HS and previously Nasdaq = CHSE) through August 7, 1998 on the Nasdaq National Market, and thereafter on the New York Stock Exchange. The Company effected a one-for-two reverse stock split on March 14, 1996. On September 15, 1997, the Company effected a three-for-two forward split for all shareholders of record as of September 2, 1997. All prior amounts have been adjusted to reflect the effects of such splits. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

                                                               HISTORIC PRICES
                                                             --------------------
              FISCAL YEAR          PERIOD                     HIGH          LOW
              -----------          ------                     ----          ---
                  1997         First Quarter                 $16.08        $10.33
                               Second Quarter                $17.75        $11.50
                               Third Quarter                 $29.75        $17.21
                               Fourth Quarter                $30.75        $14.75

                  1998         First Quarter                 $23.88        $12.63
                               Second Quarter                $24.31        $15.88
                               Third Quarter                 $19.00        $10.75
                               Fourth Quarter                $17.88         $6.00

The last reported sale price of the common stock as reported on the New York Stock Exchange on March 18, 1999 was $5.875 per share. As of March 18, 1999, the outstanding common stock was held of record by 415 shareholders. The Company believes that it has in excess of 600 beneficial owners.

The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, covenants in financing agreements to which the Company is a party and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

In connection with its acquisition activities, the Company issued the following net shares of its common stock during 1998:

                    January                                          137,132
                    February                                         645,000
                    March                                            179,658
                    April                                                  -
                    May                                            1,664,546
                    June                                                   -
                    July                                             226,481
                    August                                                 -
                    September                                        535,073
                    October                                           32,751
                    November                                       1,000,000
                    December                                       2,026,789
                                                                   ---------
                                                                   6,447,430
                                                                   =========

In January 1998, the Company implemented a Preferred Stock Purchase Rights Plan and distributed one right (a "Right") for each share of the Company's common stock outstanding. Each Right has an initial exercise price of $100 for one-one thousandth of a share of the Company's Series A junior participating preferred stock. The Rights are not exercisable or transferable, apart from the Company's common stock, until after a person or group acquires, or has the right to acquire, beneficial ownership of 15% or more of the Company's common stock (which threshold may, under certain circumstances, be reduced to 10%) or announces a tender or exchange offer to acquire such percentage of the Company's common stock. Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company, or the particular acquiring person or group under certain circumstances and conditions, the number of shares of the Company's, or such person's or group's, common stock having a market value equal to twice the exercise price of the Right. The Rights are redeemable by the Company, upon approval of the Board of Directors under certain circumstances. The Plan was amended as of March 18, 1999.


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth certain financial data for each year in the five year period ended December 31, 1998. The information presented as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, is derived from the audited consolidated financial statements of the Company, which statements have been audited by Grant Thornton LLP, independent public accountants. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                   TWELVE MONTHS ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                  1998            1997           1996          1995           1994
                                               -----------    -----------    -----------    -----------    -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
INCOME STATEMENT DATA:
Net sales                                      $ 8,545,773    $ 4,756,383    $ 1,855,540    $   936,703    $   359,169
Cost of goods sold                               7,983,736      4,409,714      1,724,432        868,716        333,983
                                               -----------    -----------    -----------    -----------    -----------
   Gross profit                                    562,037        346,669        131,108         67,987         25,186
Operating expenses                                 433,567        257,508        102,235         57,188         21,798
                                               -----------    -----------    -----------    -----------    -----------
   Operating income                                128,470         89,161         28,873         10,799          3,388
Interest income                                    (16,581)       (11,470)        (3,199)        (1,757)          (250)
Interest expense                                    71,373         35,618         11,712          6,454          2,070
                                               -----------    -----------    -----------    -----------    -----------
   Earnings before income taxes and
     minority interest in subsidiaries              73,678         65,013         20,360          6,102          1,568
Provision for income taxes                          23,871         13,988          6,086          1,797            603
Minority interest                                    4,129          2,634          2,108            -              -
                                               -----------    -----------    -----------    -----------    -----------
   Net earnings                                $    45,678    $    48,391    $    12,166    $     4,305    $       965
                                               ===========    ===========    ===========    ===========    ===========

Net earnings per share--basic                  $      0.88    $      1.44    $      0.80    $      0.41    $      0.14
Net earnings per share--diluted                       0.82           1.32           0.78           0.37           0.14
Weighted average shares outstanding--basic          51,616         33,527         15,244         10,618          7,039
Weighted average shares outstanding--diluted        55,917         36,592         15,656         11,522          7,039
OTHER DATA:
Number of countries                                     46             39             28             15             10
Inventory turns (1)                                     12             11             12             14             12
Days sales in receivables (2)                           43             33             36             35             32

                                                                            AT DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                  1998            1997           1996          1995           1994
                                               -----------    -----------    -----------    -----------    -----------
                                                                            (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and cash equivalents                      $   176,991    $    68,806    $    35,137    $    11,171    $     8,368
Working capital                                    334,072        278,771         31,506          9,843         14,004
Total assets                                     3,572,143      1,968,822        861,949        265,804        164,468
Total debt                                       1,053,649        371,066        201,259         55,239         23,302
Shareholders' equity                               838,043        667,764        104,533         29,892         19,870

------------
(1) Calculated by dividing cost of sales for the last quarter of each year by the average of beginning and ending inventory of the last quarter of each year.

(2) Calculated by dividing ending trade receivables by the average sales per day for the last quarter of each year.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO CONTAINED ELSEWHERE HEREIN.

OVERVIEW

CHS distributes microcomputer products, including personal computers, peripherals, networking products and software in 46 countries, primarily in Western Europe, Eastern Europe and Latin America. The Company has pursued and expects to continue to pursue a strategy of growth through acquisitions of distributors in these and other regions but at a slower pace than in prior years. Together with growth in its existing business, such acquisitions have enabled the Company to significantly increase net sales and achieve strong operating results. From 1994 to 1998, the Company's net sales increased from $359 million to $8.5 billion. The Company attributes these increases in sales to its acquisitions, increased consumer demand for the Company's products and an expansion of the range of products offered.

The Company derives all of its operating income and cash flow from its operating subsidiaries, most of which are organized and operated outside the United States. Generally, the Company purchases its inventory with a combination of United States dollars and local currency and sells in local currency. The Company seeks to limit its exposure to the risk of currency fluctuations through hedging. See "Currency Risk Management".

The following table sets forth acquisitions made by the Company, the service areas of the operations acquired and the dates as of which the results of operations of the acquired company were included in the Company's financial statements from the beginning of 1996 through 1998.

                                                                                            DATE INCLUDED IN
SUBSIDIARY(1)                                      SERVICE AREA                           FINANCIAL STATEMENTS
-------------                                      ------------                           --------------------
MC DOS(2).......................................   Germany, Netherlands                       December 1998
Lung(2).........................................   Hong Kong                                  December 1998
Brightstar......................................   Latin America                              November 1998
Acron...........................................   Argentina                                   August 1998
Memory Set......................................   Spain                                        July 1998
Cornejo.........................................   Argentina                                    July 1998
Intcomex........................................   Mexico, Panama, Guatemala, Chile             July 1998
                                                   Peru and Uruguay
Metrologie International........................   France, United Kingdom and Spain             July 1998
Arena...........................................   Turkey                                       May 1998
Armada..........................................   Turkey                                       May 1998
Merisel Russia..................................   Russia                                       May 1998
Raphael Informatika.............................   Italy                                        May 1998
Aptec...........................................   Middle East                                  May 1998
SiS Distributors(3).............................   China, Malaysia, Singapore and              March 1998
                                                   Vietnam
TH' Systems.....................................   Czech Republic, Poland, Hungary and        February 1998
                                                   Slovakia
ARC Spain.......................................   Spain                                      January 1998
Micro Informatica...............................   Latin America                              January 1998
CHS Nexsys......................................   Colombia                                   December 1997
CHS Ledakon(4)..................................   Colombia                                   November 1997
CHS Romak.......................................   Ireland                                    October 1997
CompExpress.....................................   Brazil                                     October 1997
Santech.........................................   Norway, Sweden, Denmark                    October 1997
Ameritech Argentina(5)..........................   Argentina                                   August 1997
Ameritech Exports(5)............................   Latin America                               August 1997
Atlantis Skupina(6).............................   Slovenia                                    August 1997
Karma...........................................   Europe, Middle East and Asia                August 1997
Lars Krull......................................   Denmark, Norway, Sweden                     August 1997
CHS Dinexim.....................................   Latin America                                May 1997
CHS Access and Agora............................   Czech Republic                               May 1997
CHS International High Tech Marketing...........   Africa                                      April 1997
Frank & Walter..................................   Germany                                    January 1997
CHS Estonia.....................................   Estonia                                    January 1997
Infocentro de Chile(6)..........................   Chile                                      January 1997
CHS Merisel United Kingdom(7)...................   United Kingdom                             October 1996
CHS Merisel France(7)...........................   France                                     October 1996
CHS Merisel Switzerland(7)......................   Switzerland                                October 1996
CHS Merisel Germany(7)..........................   Germany                                    October 1996
CHS Merisel Austria(7)..........................   Austria                                    October 1996
CHS Merisel Latin America(7)....................   Latin America                              October 1996
CHS Merisel Mexico(7)...........................   Mexico                                     October 1996
CHS Ecuador(6)..................................   Ecuador                                      June 1996
CHS Russia......................................   Russia                                       June 1996
CHS Switzerland.................................   Switzerland                                 April 1996
CHS Peru........................................   Peru                                        March 1996
CHS Hungary(6)..................................   Hungary                                    February 1996

------------
(1) The names are those by which the Company refers to its subsidiaries and are not necessarily the legal names of the entities

(2) The Company acquired this entity as of December 31, 1998, therefore the accompanying financial statements do not include any results of operations from such acquisition. Deemed by the Company to be part of one acquisition. The Company owns 60% of MC DOS Netherlands.

(3) The Company owns 80% of this company.

(4) The Company owns 65% of this company.

(5) Deemed by the Company to be part of one acquisition.

(6) The Company owns 51% of this company.

(7) Deemed by the Company to be part of one acquisition.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Statements of
Earnings:

                                                  YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                           1998             1997            1996
                                          -----            -----           -----
Net sales                                 100.0 %          100.0 %         100.0 %
Cost of goods sold                         93.4             92.7            92.9
                                          -----            -----           -----
   Gross profit                             6.6              7.3             7.1
Operating expenses                          5.1              5.4             5.5
                                          -----            -----           -----
   Operating income                         1.5              1.9             1.6
Interest income                            (0.2)            (0.2)           (0.1)
Interest expense                            0.8              0.7             0.6
                                          -----            -----           -----
   Earnings before income taxes             0.9              1.4             1.1
Income taxes                                0.3              0.3             0.3
Minority interest                           0.1              0.1             0.1
                                          -----            -----           -----
   Net earnings                             0.5 %            1.0 %           0.7 %
                                          =====            =====           =====

1998 COMPARED TO 1997

NET SALES. Net sales increased $3.8 billion, or 79.7%, from $4.8 billion in 1997 to $8.5 billion in 1998 due principally to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, newly acquired subsidiaries contributed $3.1 billion. Net sales of subsidiaries consolidated for both 1997 and 1998 grew $742.5 million or 15.6%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company. The growth is slower than the prior year due principally to economic difficulties in Latin America and Russia.

GROSS PROFIT. Gross profit increased $215.4 million, or 62.1%, from $346.7 million in 1997 to $562.0 million in 1998 due principally to acquisitions and, to a lesser extent, internal growth. Gross profit on a comparable basis for subsidiaries consolidated for both 1997 and 1998 increased $1.0 million, or 0.3%. Newly acquired subsidiaries contributed $214.4 million of increased gross profit.

Gross margin was 7.3% in 1997 and 6.6% in 1998. The decrease in gross margin was caused by increased competitive pressure in all markets and the inclusion of a full year of the Karma operation, which has a lower gross margin than the remainder of the Company due to the nature of the products sold. The Company believes that 1999 gross margins in its distribution to reseller business may be lower due to competitive pressure. The Company is attempting to offset the decrease through expansion of its enterprise system distribution operations and distribution of private label products. Although the Company has been achieving higher gross margins (9.3% in 1997 and 8.6% in 1998) in its Eastern European operations than in other areas, the Company expects gross margins in Eastern Europe to continue to decline due to increased competition and a Company strategy to increase sales through more competitive pricing. The Company expects that the impact on gross profit due to decreased gross margins in this geographic area will be partially offset by increased sales.

OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 5.4% in 1997 to 5.1% in 1998. The Company attributes this decrease to: (i) synergies realized from combining operating entities; (ii) benefits of economies of scale and (iii) the inclusion of the results of Karma in 1998 for a whole year based on lower operating expenses of Karma as a percentage of its sales. This factor is partially offset by increased goodwill amortization in 1998, which was $25.8 million during 1998 compared to $8.9 million during 1997. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net gain of $5.2 million in 1998 and $1.2 million in 1997.

NET INTEREST EXPENSE. Net interest expense increased $30.6 million, or 127%, from $24.1 million in 1997 to $54.8 million in 1998. The increase is directly related to interest on the Company's Senior Notes due 2005 and increased borrowings of the Company to support increased sales.

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest in subsidiaries increased from 21.5% in 1997 to 32.4% in 1998. The change is due to a higher proportion of income earned in jurisdictions with higher tax rates, by losses in subsidiaries with no tax benefit and increased non-deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1999 principally due to the proportion of income expected in jurisdictions with lower tax rates and also its ability to use remaining net operating loss carryforwards from certain subsidiaries.

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

GROSS PROFIT. Gross profit increased $215.6 million, or 164.4%, from $131.1 million in 1996 to $346.7 million in 1997 due principally to acquisitions and, to a lesser extent, internal growth. Gross profit on a comparable basis for subsidiaries consolidated for both 1996 and 1997 increased $42.4 million, or 48.8%. Newly acquired subsidiaries (including existing CHS companies for the first nine months of 1997 which were integrated with companies acquired from Merisel) contributed $173.1 million of increased gross profit. For purposes of determining the increase in gross profit, the Company allocated manufacturers' rebates to its more significant subsidiaries.

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

OPERATING EXPENSES. Operating expenses as a percentage of net sales declined from 5.5% in 1996 to 5.4% in 1997. Included were the expenses of maintaining a minimally utilized warehouse in the Netherlands in 1997 and $1.4 million in Merisel restructuring expenses in 1996. In 1998, such warehouse is expected to be utilized for distribution of universal products (such as mass storage and components). The comparative operating expense ratios without these items would have been 5.4% for 1997 and 5.4% for 1996. The Company expects that the inclusion of Karma's results for a full year will result in operating expenses being a lower percentage of net sales based on the lower operating expenses of Karma. Operating expenses for both periods include the results of foreign currency transactions. Such results were a net gain of $1.2 million in 1997 and $1.6 million in 1996.

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

SEASONALITY

The Company typically experiences variability in its net sales and net income on a quarterly basis as a result of many factors, including the condition of the microcomputer industry in general, shifts in demand for software and hardware products and industry announcements of new products or upgrades. Sales in Europe in the fourth quarter of each year are typically higher than in the other quarters. In Latin America, sales in the third and fourth quarters of each year are typically higher than in the first and second quarters.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $240.1 million and $248.5 million were used in operating activities in the years ended December 31, 1998 and 1997, respectively. In 1998, such amount was funded by increases in borrowings from banks of $246.8 million and new long-term debt of $139.0 million. In 1997, such amount was funded from increases in bank borrowings and proceeds of a public offering. In both years, cash was used principally due to increases in inventories and trade accounts receivable. In 1998, cash was provided by increases in accounts payables and accrued expenses. Net cash used in investing activities in 1998 and 1997 included $52.5 million and $19.5 million, respectively, related to fixed asset additions. In addition, $189.7 million and $201.5 million were used for acquisitions during such years respectively. Net cash of $588.6 million and $507.2 million was provided by financing activities in the years ended December 31, 1998 and 1997, respectively, due principally to net borrowings of $385.8 million and $74.7 million, respectively, the issuance of the Company's Senior Notes due 2005 during 1998, which proceeds were used for acquisitions, and proceeds of equity public offering totaling $428.2 million in 1997.

On December 30, 1998, three of the Company's German subsidiaries (collectively, the "Borrowers") entered into a three year DM 325 million Facility Agreement with a bank. Advances under the agreement may be used for working capital needs of the Borrowers and are based upon a borrowing base equal to the aggregate of 85% of eligible accounts receivable, 50% of eligible inventory and 100% of inventory of a specific vendor. The debt is secured by a lien on the receivables, inventories and intangible assets of the Borrowers and two Austrian subsidiaries of the Company, and a lien on the receivables of a Swiss subsidiary of the Company (collectively, the "Pledgors"), and a pledge of the shares of the Borrowers and the Pledgors. The indebtedness has been guaranteed by the Company, the Pledgors, and certain other subsidiaries of the Company. The loan bears interest at 1.95% per annum above Deutschmark (now Euro) LIBOR. The agreement, among other things, limits the ability of the Borrowers to incur additional indebtedness. The Company has used this credit facility as a replacement to off-balance sheet financing, which carried a higher interest cost. As a result, the consolidated amount of trade receivables and debt has increased as of December 31, 1998 as compared to previous periods. The increase in trade receivables caused the Company's days sales in receivables to increase from previous periods.

The Company's subsidiaries typically enter into short term credit agreements with financial institutions in their countries of operations. At December 31, 1998, of the $882.5 million aggregate amount available under these agreements, $648.3 million was outstanding. Such agreements are usually for a term of one year and are secured by the receivables of the borrower and, in certain instances, inventories of the borrower. The weighted average interest rate at December 31, 1998 was 6.5%. Certain of these agreements contain financial covenants requiring, among other things, the maintenance of certain net worth and loan-to-collateral value terms. The Company typically guarantees these loans. The Company has also guaranteed the obligations of certain of its subsidiaries to certain vendors. At December 31, 1998, the Company was not in compliance with a minimum tangible net worth covenant contained in a short term credit facility. The Company has obtained a waiver from the lender.

The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from, and intercompany borrowings with, its subsidiaries to generate the funds necessary to meet its obligations. In certain countries, exchange controls may limit the ability of the Company's subsidiaries to make payments to the Company. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets and cash flow of such subsidiaries over the claims of the Company or its shareholders. Restrictions in financing or credit arrangements may also limit access to such earnings. Certain of these revolving credit agreements limit the ability of the respective subsidiaries to pay dividends, make loans or provide other distributions to the Company. EBITDA of all subsidiaries with such limitations amounted to 7.6% and 16.6% of the Company's consolidated EBITDA for the years ended December 31, 1998 and 1997, respectively. Currently, the subsidiaries with such agreements are CHS U.K., Santech Norway, BEK International, CHS Latin America and CHS Promark. Such credit agreements have maximum available amounts of $160 million in total.

In April 1998, the Company issued $200 million of Senior Notes ("Notes") due 2005. The Notes bear interest of 9.875% per annum and interest is payable semi-annually on April 15 and October 15 beginning October 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2002, initially at 104.938% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, on or after April 15, 2004. Certain of the Company's direct and indirect wholly-owned subsidiaries fully and unconditionally jointly and severally guaranteed the Notes on an unsecured basis. The guarantor subsidiaries are principally non-operating subsidiaries in the United States. The Notes are effectively subordinated to all existing and future liabilities of the Company's subsidiaries that are not guarantors. The Notes contain certain covenants which, among other things, will restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make other distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. The covenants are, however, subject to a number of exceptions and qualifications.

The Company's principal need for additional cash in 1999 will be: (i) for the purchase of additional inventory to support growth; (ii) to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment; (iii) to pay amounts due to sellers of businesses; and (iv) for the cash component of possible future acquisitions. The Company is seeking additional cash for this purpose through its existing bank credit lines and through additional credit facilities, but management can give no assurance that financing will be available on terms acceptable to the Company. However, at this time, the Company, has sufficient funds to support its expected growth in existing operations for the remainder of 1999.

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

YEAR 2000

The Company has completed the risk assessment phase of its Year 2000 compliance efforts ("Year 2000 Project"). Based on the assessment, the Company has developed an action plan and identified corporate, regional and subsidiary level Year 2000 Project team members, charged with ensuring that the Company will be compliant. The plan principally consists of replacing or repairing non-compliant systems including both information ("IT") systems and non-IT systems. The initial focus of the plan is on high risk/high impact areas. The six areas covered initially are shown below, in descending order of potential high risk/impact.

/bullet/ Transaction Processing Systems (includes all internal and external interfaces)
/bullet/ Telephony
/bullet/ Network (Local Area Networks)
/bullet/ Desktop Computing
/bullet/ Third Parties (suppliers, customers, financial institutions, utilities) /bullet/ Other non-IT equipment

The Company's current IT systems infrastructure is decentralized. Independent of the Year 2000 issue, the Company has been standardizing its transaction processing platforms and ultimately reducing the number of separate systems. The Company has selected a core of standard platforms: JBA System 21, Oracle Financials, and Scala. Various tasks in the platform standardization project have been accelerated in order to resolve Year 2000 issues.

STATE OF READINESS. The tables below set forth the Company's state of readiness.

Compliance schedule for Transaction Processing Systems:

             TRANSACTION PROCESSING              % OF 1999 GROSS
             SYSTEM TO BE COMPLIANT                SALES BUDGET
             ----------------------              ----------------
               Already compliant                         61%
               First Quarter 1999                        4%
              Second Quarter 1999                        15%
               Third Quarter 1999                        20%
                                                        100%

Other critical areas:

               AREA                                     TO BE COMPLIANT
               ----                                     ---------------
          Telephony                                       October 1999
          Network                                         October 1999
          Desktop Computing                               October 1999
          Third Parties                                First Quarter 1999
          Other non-IT equipment                      Second Quarter 1999

COSTS. The Company estimates its total Year 2000 costs to be $29 million. This is primarily the cost of replacing transaction processing systems, but also includes consulting fees and repair/replacement of other software and IT/non-IT equipment. Approximately $14 million has been spent to date. This estimate is based on current knowledge and assumes that the Company will not incur additional costs due to the actions or state of readiness of third parties.

RISKS. Due to its decentralized IT structure, the Company believes there is no single point of failure. At this point in time, the Company believes the most likely potential risks are:

/bullet/ The inability of some customers of the Company's smaller subsidiaries to pay on time.
/bullet/ The temporary inability of a few of the Company's more small subsidiaries, to take orders.

Although every effort will be made to ensure third party issues are resolved, the Company has no direct means to influence such parties. It is therefore not possible to ensure that all such issues are resolved or to estimate the potential impact on the Company. In the case of the Company's major suppliers, the Company currently believes the risk is low.

CONTINGENCY PLANS. Contingency plans for transaction processing systems are expected to be completed by first quarter 1999. Contingency plans for telephony, network, and desktop computing are expected to be completed by second quarter 1999. The plans will potentially include remediation of systems scheduled to be replaced, manual procedures, emergency power sources, and the stock piling of certain equipment.

EURO

On January 1, 1999, eleven of fifteen member countries of the European Union had to establish fixed conversion rates between their existing legal currencies and one common currency - the euro. The euro trades on currency exchanges and is available for business transactions. The conversion to the euro will eliminate currency exchange risk between the member countries. Beginning January 1, 2002, the participating countries will issue new-euro denominated bills and coins for use in cash transactions, and the legal currencies will be withdrawn from circulation. The Company's subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by mid 1999 as part of the Company's Year 2000 project. The Company does not expect the conversion costs to be material. Due to numerous uncertainties, the Company cannot reasonably estimate the effects, if any, one common currency will have on pricing on its financial condition or results of operations.

INFLATION

The Company operates in certain countries that have experienced high rates of inflation and hyperinflation. However, inflation did not have any meaningful impact on the Company's results of operations during the year ended December 31, 1998 nor during the three-year period ended December 31, 1998, and the Company does not expect that it will have a material impact during 1999.

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

ACCOUNTS RECEIVABLE. The Company manages its accounts receivable to balance the needs of its customers to purchase on credit with its desire to minimize its credit losses. Bad debt expense as a percentage of the Company's net sales for each of the years ended 1998 and 1997 was 0.2%. The Company's credit losses have been minimized by its extensive credit approval process and the use of credit insurance and factoring by its Western European subsidiaries. In its sales to customers in Latin America, the Company often receives post-dated checks at the time of sale. Customers who qualify for credit are typically granted payment terms appropriate to the customs of each country.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Occasionally, the Company may enter into derivatives or other financial instruments for speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. The counter parties are major financial institutions and therefore credit risk associated with these contracts is considered immaterial.

INTEREST RATE RISK. At December 31, 1998, the fair value of notes payable approximated, their carrying value due to their short-term maturities. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Changes in interest rates will affect the market value but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. The estimated fair value of the Company's total long-term debt (including current portion) at December 31, 1998 was $398.4 million. A 1% increase in prevailing interest rates at December 31, 1998 would result in a decrease in fair value of total long-term debt by approximately $8.6 million. Fair values were determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit risk and the remaining terms to maturity.

CURRENCY RISK MANAGEMENT

FUNCTIONAL CURRENCY. The Company's functional currency, as defined by Statement of Financial Accounting Standards ("SFAS") No. 52, is the United States dollar. Most of the Company's subsidiaries use their respective local currencies as their functional currency and translate assets and liabilities using the exchange rates in effect at the balance sheet date and results of operations using the average exchange rates prevailing during the year. Translation effects are reflected in the cumulative foreign currency translation adjustment in accumulated other comprehensive income in equity. The Company's exposure under these translation rules, which is unhedged, may affect the carrying value of its foreign net assets and therefore its equity and net tangible book value, but not its net income or cash flow. Exchange differences arising from transactions and balances in currencies other than the functional currency are recorded as expense or income in the subsidiaries and the Company and affect the Statements of Earnings.

HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. Due to its international business presence, the Company transacts extensively in foreign countries and foreign currencies. As a result, earnings may experience some volatility related to movements in exchange rates. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the year ended December 31, 1998, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 90% of Company sales were made in currencies other than the United States dollar. The primary currencies in which sales were made were the German mark (19% of sales), the French franc (11%) and the British pound (9%). At December 31, 1998, approximately $436.6 million of accounts payable were attributable to foreign currency liabilities denominated in currencies other than the subsidiaries' functional currencies. Of these, $357.8 million were denominated in United States dollars and $50.8 million were denominated in German marks. Approximately 80% of these liabilities were unhedged.

CHS Finance, a wholly owned subsidiary of the Company, engages in central treasury functions including hedging activities related to foreign currency for the Company and short-term working capital loans to the Company's subsidiaries to enable them to take advantage of early payment discounts offered by certain vendors. These loans are denominated in the functional currency of the borrowing subsidiary or United States dollars. Generally, CHS Finance hedges its receivables denominated in currencies other than its functional currency, the Swiss franc. It attempts to limit the amount of unhedged receivables to an amount which approximates the total European unhedged liabilities. The Company intends to review this policy periodically and may modify it in the future.

Through both hedging activities coordinated by CHS Finance and subsidiary hedging activities, the Company makes forward purchases of United States dollars in an attempt to hedge certain European currencies and reduce exposure to fluctuations in exchange rates. Additionally, in certain countries in Eastern Europe and in Latin America where it is not practical to make forward purchases, to minimize exposure to currency devaluations, the Company has adopted a policy of attempting to match levels of local denominationed accounts receivable with accounts payable and to limit holdings of local currencies. In these countries, the Company attempts to sell products at the United States dollar equivalent rate. Factors which affect exchange rates are varied and no reliable prediction methods are available for definitively determining future exchange rates. In general, countries make an effort to maintain stability in rates for trade purposes. There can be no assurance that these asset management programs will be effective in limiting the Company's exposure to these risks.

The Company enters into foreign exchange contracts to hedge groups of foreign currency transactions on a continuing basis for periods consistent with its committed exposure. The foreign exchange contracts are valued at market and generally have maturities which do not exceed three months. Gains and losses on foreign exchange contracts are intended to offset losses and gains on assets, liabilities and transactions being hedged. As a result, the Company does not anticipate any material adverse effect due to exchange rate movements over the short period covered by these contracts. At December 31, 1998, the face value of foreign exchange forward contracts against trade payables was $269.3 million, which approximated fair market value of these contracts. Holding other variables constant, if there were a 10% adverse change in foreign currency exchange rates, the decrease in market value of these contracts at December 31, 1998 would be offset by decreases in trade payables.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently assessing the effects of adopting SFAS 133, and has not made a determination of the impact on our financial position or results of operations. SFAS 133 will be effective for our first quarter of year 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company appear beginning at page
F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Company.

     The information required regarding the identification of the Company's directors is incorporated by reference to the information contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company.

(b) Executive Officers of the Company.

     The executive officers of the Company, as well as certain key employees, and their ages as of March 24, 1999, are as follows:

                NAME                       AGE                              POSITION
                ----                       ---                              --------
Claudio Osorio........................     40     Chairman of the Board, Chief Executive Officer and President
Carsten Frank.........................     35     Executive Vice President--Logistics and Director
Clifford Dyer(1)......................     60     Executive Vice President--Latin American Region
Craig Toll............................     50     Executive Vice President--Finance, Chief Financial Officer
                                                    and Treasurer



Antonio Boccalandro...................     31     Chief Officer of Mergers and Acquisitions, Secretary
                                                    and Director

------------
(1) Key employee, but not an executive officer of the Company.

CLAUDIO OSORIO (full name--Claudio Eleazar Osorio Rodriguez), the founder of the Company's current business and operations, has served as the Chairman of the Board, President, and Chief Executive Officer of the Company since 1993. Mr. Osorio has served as President of Comtrad, Inc. ("Comtrad") since 1988. He is a director of Comtrad and the President and a director of Comtrad Holdings, Inc. ("CHI"). Comtrad and CHI hold in the aggregate, 5,483,453 shares of the Company. See "Principal Shareholders".

CARSTEN FRANK has been a director of the Company since May 1997 and has been Executive Vice President--Logistics since January 1, 1999. From March 1, 1998 until December 31, 1998, Mr. Frank was Executive Vice President--Asian Region of the Company. From March 1997 until February 28, 1998, he was the Executive Vice President--European Region of the Company. Mr. Frank founded Frank & Walter in 1988 and has served as such company's Managing Director since its formation. Frank & Walter was acquired by the Company effective January 1997.

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

CRAIG TOLL has been the Executive Vice President--Finance of the Company since August 1997 and has been the Chief Financial Officer of the Company since July 1994 and its Treasurer since June 1995. Mr. Toll was self-employed as a consultant to CHS Promark from April 1994 to June 1994. For over five years prior to April 1994, Mr. Toll was a partner in the accounting firm of Deloitte & Touche.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Report.

     (1) Financial Statements

         See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included under this Annual Report on Form 10-K.

     (2) Financial Statement Schedules - Not applicable.

     (3)

EXHIBIT        DESCRIPTION
-------        -----------
    3.1        Articles of Incorporation (1)
    3.2        Amended and Restated Bylaws (8)
    4.1        Amended and Restated 1998 Preferred Stock Purchase Rights Agreement dated as of
               March 18, 1999 (8)
    4.2        Indenture dated as of April 9, 1998 among the Company, CHS Delaware, Inc., CHS Delaware
               L.L.C., CHS Americas, Inc. and the Chase Manhattan Bank (7)
    4.3        Subsidiary Guarantee dated as of April 9, 1998 by CHS Delaware, Inc., CHS Delaware
               L.L.C. and CHS Americas, Inc. (7)
   10.1        Plan of Acquisition dated June 30, 1994 (2)
   10.2        Form of Registration Agreement (2)
   10.3        Agreement and Plan of Exchange dated June 30, 1994 (2)
   10.4        Purchase and Sale Agreement dated June 30, 1994 (2)
   10.5        Repurchase Option Agreement dated June 30, 1994 (2)
   10.6        Stockholders Agreements dated June 30, 1994 (2)
   10.7        Employment Agreement for Alvin Perlman (2)
   10.8        Notes Payable to Comtrad, Inc., dated May 23, November 14, and December 29, 1994 (2)
   10.9        Revolving Credit Agreement with the First National Bank of
               Boston, dated March 1, 1993 as amended (2)
   10.10       Reseller Agreement with Hewlett Packard dated March 1, 1994 (2)
   10.11       Reseller Agreement with Hewlett Packard dated November 1, 1994 (2)
   10.12       Stock Incentive Plan (2)
   10.13       Lease for Miami, Florida Facility dated June 29, 1993 (2)
   10.14       Real Estate Leasing Contract for Nenndorf, Germany Facility dated November 12, 1994 (2)
   10.15       Loan and Security Agreement by and between Congress Financial Corporation (Florida), as Lender and Zemex Electronics International, Inc. as Borrower, dated February 5, 1996, together with the guarantee thereof by the Company (1)
   10.16       Credit Agreement by and between MashreqBank PSC, New York Branch, as lender and the Company, as borrower, dated July 10, 1995 (1)
               and Amendment dated as of August 17, 1995 (3)
   10.17       Employment Agreement between the Company and Claudio Osorio dated March 22, 1996 (3)
   10.18       Employment Agreement between the Company and Craig Toll dated March 22, 1996 (3)
   10.19       Form of Indemnity Agreement between the Company and each of the
               Directors of the Company and Craig Toll (3)
   10.20       Noncompetition Agreement dated April 11, 1996 among the Company, Comtrad, Inc. and Comtrad Holdings, Inc. (3)
   10.21       Purchase and Sale Agreement between Comtrad, Inc. and the Company dated December 8, 1993 (CHS Germany) (2)
   10.22       Agreement and Plan of Exchange between the Company and Comtrad, Inc., dated April 25, 1995
               (CHS Belgium, CHS England, CHS France and CHS Portugal) (3)
   10.23       Agreement and Plan of Exchange between the Company and Comtrad Holdings, Inc. dated October 13, 1995 (CHS BEK) (3)
   10.24       Agreement and Plan of Exchange between the Company, CHS Czechia s.r.o., Comtrad, Inc.
               and Zbynek Kraus dated October 27, 1995 (CHS Czechia) (3)
   10.25       Stock Purchase Agreement between the Company and Comtrad Holdings, Inc. dated December
               29, 1995 (CHS Poland) (3)
   10.26       Stock purchase agreement between the Company and Comtrad, Inc. dated December 29, 1995 (CHS Sweden) (3)
   10.27       Stock Purchase Agreement between the Company and Comtrad, Inc. dated December 29, 1995 (CHS Finland) (3)
   10.28       Purchase Agreement dated January 31, 1996 between the Company and Comtrad Holdings, Inc and the individual persons comprising the "KVENTA QUOTAHOLDERS" (CHS Hungary) (4)
   10.29       Stock Purchase Agreement between the Company, Comtrad Holdings, Inc. and Comtrad, Inc. dated
               March 27, 1996 (CHS Baltic,  CHS Bulgaria,  CHS Romania,  CHS Croatia,  CHS Brazil and CHS Slovakia) (3)
   10.30       Purchase Agreement dated March 1996 between Zemex Electronics International and Cosapi
               Organizacion Empresarial S.A. (CHS Peru) (3)
   10.31       Stock Purchase Agreement dated March 29, 1996 between the Company and Hugo Wyrsch (CHS Switzerland) (3)
   10.32       Loan Agreement dated 29 March 1996 among CHS Finance S.A., Singer and Friedlander Limited and certain banks named in the Agreement (3)
   10.33       Purchase Agreement by and among CHS Electronics, Inc., as Buyer, and Merisel, Inc. and Merisel
               Europe, Inc. as Sellers dated as of August 29, 1996 as amended by First Amendment to Purchase
               Agreement dated as of October 4, 1996 (4)
   10.34       Second Amendment to Purchase Agreement by and among CHS Electronics, Inc. as Buyer and
               Merisel, Inc. and Merisel Europe, Inc. as Sellers dated as of December 27, 1996 (5)
   10.35       Settlement agreement and Release by and among CHS Electronics, Inc. as Buyer and Merisel, Inc.
               and Merisel Europe, Inc. as Sellers dated February 13, 1997 (5)
   10.36       Agreement as of October 31, 1996 between CHS Electronics, Inc. and Comtrad, Inc. (5)
   10.37       Stock Exchange Agreement dated December 19, 1996 between CHS Electronics, Inc. and Frank
               & Walter Computer GmbH (5)
   10.38       Modification of Re-Purchase Agreement dated July 1996 (6)


   10.39       Amendment to Stock Purchase Agreement dated October 16, 1996 between CHS Electronics, Inc.
               and Hugo Wyrsch (6)
   10.40       Employment Agreement between the Company and Carsten Frank dated December 19, 1996 (6)
   10.41       First Amendment to Employment Agreement of Claudio Osorio dated May 12, 1997 (6)
   10.42       Amended and Joinder to Loan and Security Agreement between Zemex Electronics International,
               Inc. and Merisel Latin America, Inc. as Borrowers and Congress Financial Corporation (Florida)
               as Lender dated October 4, 1996 (6)
   10.43       Shareholder Letter Agreement dated December 19, 1996 among Carsten Frank, Comtrad, Inc. and
               Comtrad Holdings, Inc. (6)
   10.44       Share Exchange Agreement dated June 20, 1997 among the Company and the shareholders of
               Karma International S.A. (6)
   21          Subsidiaries of the Company (8)
   23.1        Consent of Independent Certified Public Accountant (8)
   27.1        Financial Data Schedule (8)

------------
(1) Incorporated herein by this reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

(6) Incorporated herein by this reference from the Company's Registration Statement on Form S-3 (File No. 333-29779).

(7) Incorporated herein by reference from the Company's Current Report on Form 8-K filed on April 22, 1998.

(8) Filed herewith.

      (b)  Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Act"), the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHS ELECTRONICS, INC.

                                BY: /S/ CLAUDIO OSORIO
                                   -------------------
                                      Claudio Osorio
                                      President

Dated:  March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                            TITLE                               DATE
          ---------                                            -----                               ----
/s/    Claudio Osorio                           President and Director                        March 22, 1999
                  Claudio Osorio                (principal executive officer)

/s/    Carsten Frank                            Executive Vice President--Logistics           March 22, 1999
                  Carsten Frank                 and Director

/s/    Antonio Boccalandro                      Secretary and Director                        March 22, 1999
                  Antonio Boccalandro

/s/    Craig Toll                               Chief Financial Officer and Treasurer         March 22, 1999
                  Craig Toll                    (principal financial officer and
                                                principal accounting officer)

/s/    Otto Gerlach                             Director                                      March 22, 1999
                  Otto Gerlach

/s/    Bernd Karre                              Director                                      March 22, 1999
                  Bernd Karre

/s/    Zbynek Kraus                             Director                                      March 22, 1999
                  Zbynek Kraus

/s/    Pierino Lardi                            Director                                      March 22, 1999
                  Pierino Lardi

/s/    Donald D. Winstead                       Director                                      March 22, 1999
                  Donald D. Winstead

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CHS Electronics, Inc.--Historical Financial Statements

    Report of Independent Certified Public Accountants......................F-2

    Consolidated Balance Sheets.............................................F-3

    Consolidated Statements of Earnings.....................................F-4

    Consolidated Statements of Shareholders' Equity.........................F-5

    Consolidated Statements of Cash Flows...................................F-6

    Notes to the Consolidated Financial Statements..........................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders CHS Electronics, Inc.

We have audited the accompanying consolidated balance sheets of CHS Electronics, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHS Electronics, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Miami, Florida
March 19, 1999

                              CHS ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                                DECEMBER 31,
                                                                        --------------------------
                                                                           1998            1997
                                                                        -----------    -----------
                               ASSETS
CURRENT ASSETS:
   Cash                                                                 $   176,991    $    68,806
   Accounts receivable:
Trade, less allowance for doubtful account of $34,486 in 1998
   and $18,347 in 1997                                                    1,342,126        659,757
Affiliates                                                                   35,546         24,604
                                                                        -----------    -----------

                                                                          1,377,672        684,361
   Inventories                                                            1,025,690        693,503
   Prepaid expenses and other current assets                                101,698         65,255
                                                                        -----------    -----------
   TOTAL CURRENT ASSETS                                                   2,682,051      1,511,925
PROPERTY AND EQUIPMENT, NET                                                 120,201         61,468
GOODWILL, NET                                                               737,719        381,830
OTHER ASSETS                                                                 32,172         13,599
                                                                        -----------    -----------
                                                                        $ 3,572,143    $ 1,968,822
                                                                        ===========    ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                        $   677,994    $   309,510
   Accounts payable, trade                                                1,345,059        771,535
   Accrued liabilities                                                      125,076         83,309
   Amounts due to sellers under acquisition agreements                      185,853         54,866
   Income taxes payable                                                      13,997         13,934
                                                                        -----------    -----------
   TOTAL CURRENT LIABILITIES                                              2,347,979      1,233,154
LONG TERM DEBT                                                              375,655         61,556
MINORITY INTEREST                                                            10,466          6,348
SHAREHOLDERS' EQUITY:
   Preferred stock, authorized 5,000,000 shares; 0 shares outstanding           -              -
   Common stock, authorized 100,000,000 shares at $.001 par value;
     outstanding 55,619,475 shares at December 31, 1998 and
     48,910,999 shares at December 31, 1997                                      56             49
   Additional paid-in capital                                               732,035        621,021
   Retained earnings                                                        110,793         65,115
   Accumulated other comprehensive income                                    (4,841)       (18,421)
                                                                        -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                                  838,043        667,764
                                                                        -----------    -----------
                                                                        $ 3,572,143    $ 1,968,822
                                                                        ===========    ===========

       The accompanying notes are an integral part of these statements.

                              CHS ELECTRONICS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                      YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                               1998            1997           1996
                                            -----------    -----------    -----------
Net sales                                   $ 8,545,773    $ 4,756,383    $ 1,855,540
Cost of goods sold                            7,983,736      4,409,714      1,724,432
                                            -----------    -----------    -----------

     Gross profit                               562,037        346,669        131,108
Operating expenses                              433,567        257,508        102,235
                                            -----------    -----------    -----------

     Operating income                           128,470         89,161         28,873
Other (income) expense:
   Interest income                              (16,581)       (11,470)        (3,199)
   Interest expense                              71,373         35,618         11,712
                                            -----------    -----------    -----------

                                                 54,792         24,148          8,513
                                            -----------    -----------    -----------

Earnings before income taxes and minority
   interest in subsidiaries                      73,678         65,013         20,360
Income taxes                                     23,871         13,988          6,086
Minority interest in subsidiaries                 4,129          2,634          2,108
                                            -----------    -----------    -----------

   Net earnings                             $    45,678    $    48,391    $    12,166
                                            ===========    ===========    ===========

Net earnings per common share--basic        $      0.88    $      1.44    $      0.80
                                            ===========    ===========    ===========

Net earnings per common share--diluted      $      0.82    $      1.32    $      0.78
                                            ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                              CHS ELECTRONICS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1998
                                 (In thousands)

                                                                           ACCUMULATED
                                               ADDITIONAL                     OTHER
                                       COMMON   PAID-IN       RETAINED    COMPREHENSIVE            COMPREHENSIVE
                                       STOCK     CAPITAL      EARNINGS        INCOME      TOTAL        INCOME
                                       ------    ---------   ---------     ------------ ---------  -------------
Balance at January 1, 1996               $ 11    $  24,973   $   4,558       $    350   $  29,892
Common stock or other consideration
   issued in acquisitions                   -       16,982           -              -      16,982
Common stock issued in public offering      7       50,607           -              -      50,614
Stock options exercised                     1          281           -              -         282
Comprehensive income:
   Net earnings                             -            -      12,166              -      12,166       $ 12,166
   Foreign currency translation adjustment                                     (5,403)     (5,403)        (5,403)
                                                                                                        --------
Total comprehensive income                                                                              $  6,763
                                         ----    ---------   ---------       --------   ---------       ========

Balance at December 31, 1996               19       92,843      16,724         (5,053)    104,533
Common stock issued in acquisitions         8       95,720           -              -      95,728
Common stock issued in public offering     21      428,195           -              -     428,216
Stock options exercised                     1        4,263           -              -       4,264
Comprehensive income:
   Net earnings                             -            -      48,391              -      48,391       $ 48,391
   Foreign currency translation adjustment  -            -           -        (13,368)    (13,368)       (13,368)
                                                                                                        --------
Total comprehensive income                  -            -                                              $ 35,023
                                         ----    ---------   ---------       --------   ---------       ========

Balance at December 31, 1997               49      621,021      65,115        (18,421)    667,764
Common stock issued in acquisitions         7      108,153           -              -     108,160
Stock options exercised                     -        3,233           -              -       3,233
Common stock repurchased                    -         (372)          -              -        (372)
Comprehensive income:
   Net earnings                             -            -      45,678              -      45,678       $ 45,678
   Foreign currency translation adjustment  -            -           -         13,580      13,580         13,580
                                                                                                        --------
Total comprehensive income                                                                              $ 59,258
                                         ----    ---------   ---------       --------   ---------       ========

Balance at December 31, 1998             $ 56    $ 732,035   $ 110,793       $ (4,841)  $ 838,043
                                         ====    =========   =========       ========   =========

        The accompanying notes are an integral part of these statements.

                              CHS ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                           1998         1997         1996
                                                                         ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net earnings                                                             $  45,678    $  48,391    $  12,166
Adjustments to reconcile net earnings to net cash
 (used in) operating activities:
  Depreciation and amortization                                             46,611       21,789        6,632
  Minority interest in net earnings                                          4,128        2,634        2,108
  Changes in assets and liabilities excluding effects of acquisitions:
    Accounts receivable-trade, net                                        (427,899)    (121,163)    (118,694)
    Accounts receivable-affiliates, net                                    (41,230)     (21,363)      (2,398)
    Inventories                                                           (141,159)    (139,923)    (129,357)
    Prepaid expenses and other assets                                      (13,744)       5,404      (22,345)
    Accounts payable, trade                                                277,815      (10,773)     173,244
    Accrued liabilities and income taxes                                     9,709      (33,511)     (20,481)
                                                                         ---------    ---------    ---------
  Net cash (used in) operating activities                                 (240,091)    (248,515)     (99,125)
                                                                         ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of fixed assets                                                 (52,490)     (19,511)     (11,624)
  Cash used in acquisitions, net                                          (189,671)    (201,517)     (26,876)
                                                                         ---------    ---------    ---------
  Net cash (used in) investing activities                                 (242,161)    (221,028)     (38,500)
                                                                         ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from public offering                                                -        428,216       50,614
  Proceeds from issuance of Senior Notes                                   200,000          -            -
  Proceeds from long-term debt                                             138,961          -            -
  Proceeds from stock options exercised                                      3,233        4,263          281
  Net borrowing from banks                                                 246,823       74,699      112,453
  Repurchase of shares                                                        (372)         -            -
                                                                         ---------    ---------    ---------
  Net cash provided by financing activities                                588,645      507,178      163,348

Effect of exchange rate changes on cash                                      1,792       (3,966)      (1,757)
                                                                         ---------    ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                      108,185       33,669       23,966
Cash at beginning of year                                                   68,806       35,137       11,171
                                                                         ---------    ---------    ---------
Cash at end of year                                                      $ 176,991    $  68,806    $  35,137
                                                                         =========    =========    =========
  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                           $  62,555    $  30,454    $  10,064
      Income taxes                                                       $  13,900    $  10,585    $   3,892

Non-cash investing and financing activities:

These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions. The components of the transactions in each year are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                           (IN THOUSANDS)
                                                      1998       1997       1996
                                                    --------   --------   --------
Fair value of assets acquired including cash        $655,938   $689,550   $ 14,691
Less:  Common stock or other consideration issued    173,812    232,748      3,278
                                                    --------   --------   --------

Liabilities assumed                                 $482,126   $456,802   $ 11,413
                                                    ========   ========   ========

In 1996, $13.7 million was credited to additional paid-in capital representing additional consideration paid by an affiliated company under acquisition agreements for subsidiaries now held by the Company and accounted for as an exchange between entities under common control. Furthermore, these statements of cash flows exclude the non-cash impact on the net increase of amounts due to sellers under acquisition agreements of $89.6 million in 1998, $5.7 million in 1997 and $49.2 million in 1996.


        The accompanying notes are an integral part of these statements.

                              CHS ELECTRONICS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1998

NOTE A--SUMMARY OF ACCOUNTING POLICIES

1.     NATURE OF OPERATIONS

The Company is an international distributor of computer equipment, peripherals and software. The products are sold, principally to resellers, in Western Europe, Eastern Europe, Latin America and Asia.

2.     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, wholly owned and majority owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.     FOREIGN CURRENCY TRANSLATION

For purposes of preparation of its financial statements, the Company uses the local currency as the functional currency except in highly inflationary countries. For subsidiaries where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of foreign subsidiaries is included in a separate component of shareholders' equity entitled accumulated other comprehensive income. In the normal course of business, the Company advances funds to certain of its foreign subsidiaries, which are not expected to be repaid in the foreseeable future. Translation adjustments resulting from these advances are included in accumulated other comprehensive income. For entities in highly inflationary countries, the U.S. dollar is considered the functional currency and a combination of current and historical rates are used in translating assets, liabilities, revenues and expenses. The related exchange adjustments are included in earnings. The Company's operations in Bulgaria, Mexico, Russia, Turkey and Venezuela are considered to operate in highly inflationary economies.

4.     CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

5.     CONCENTRATION OF CREDIT RISK

The Company's credit risk on trade receivables is diversified over several geographic areas and many customers. The largest customer accounts for less than 1% of sales. The Company performs ongoing credit evaluations of its customers. In South America, the Company obtains personal guarantees from its customers in some cases. The Company uses credit insurance in several locations (covering $694.1 million in receivables at December 31, 1998) and factoring without recourse in other locations to mitigate risk. The Company provides for estimated credit losses at time of sale based upon factors surrounding the credit risk of specific customers, historical trends and other information.

6.     INVENTORIES

Inventories, consisting of finished products, are stated at the lower of cost or market, with cost being determined principally by the first-in first-out method.

7.     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements and capital leases are amortized over the lives of respective leases or the service lives of the improvements whichever is shorter.

The straight-line and accelerated methods of depreciation are followed for financial reporting purposes. The useful lives are as follows:

                                                       YEARS
                                                       -----
    Buildings....................................      10-50
    Leasehold improvements.......................       3-10
    Computer equipment...........................       2-5
    Office equipment and furniture...............       3-10
    Vehicles.....................................       3-10

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

The Company intends to invest the undistributed earnings of substantially all of its foreign subsidiaries indefinitely. At December 31, 1998 and 1997, the cumulative amount of undistributed earnings on which the Company has not recognized United States income taxes was approximately $84 million and $53 million, respectively. However, it is anticipated that United States income taxes on such amounts would be partially offset by available foreign income tax credits.

9.     REVENUE RECOGNITION

The Company recognizes sales upon shipment, as there is no significant post-sale obligation and collectibility is reasonably assured. Income from vendor rebates, discounts, and cooperative advertising is recognized when earned, as a reduction of the cost of inventory sold or as a reduction of operating expenses.

10.    GOODWILL, NET

Goodwill is being amortized on a straight-line basis to earnings over periods ranging from 20 to 35 years to reflect the Company's current expectation of future benefit. The Company evaluates the realizability of its goodwill when an event occurs that indicates that impairment may have occurred. The Company determines potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company adjusts the value of goodwill related to a subsidiary if an impairment is indicated by the difference between the undiscounted cash flows and the carrying value. The Company considers a history of operating losses to be a primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of cash flows of other groups of assets. Assets are generally grouped at the country level of operations. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. All of the Company's goodwill is identified with the assets acquired. As of December 31, 1998 and 1997, no impairment was indicated. Accumulated amortization was $37.0 million and $10.8 million at December 31, 1998 and 1997, respectively.

11.    EARNINGS PER COMMON SHARE

In calculating earnings per common share, basic earnings per share is computed by dividing net earnings by the weighted averaged number of common shares outstanding. Diluted earnings per share includes the dilution caused by common stock options and warrants and the shares that would be issued in existing earn outs based upon applying the earn out multiple to actual earnings to date and dividing by the market price at period end. In certain earn outs where the Company has the option of settling the earn out in cash or shares, the Company's current presumption is it will use cash and therefore, such shares have not been included in the calculation of diluted earnings per share. The weighted average number of shares for basic earnings per share was 51,616,109, 33,527,256, and 15,243,672 in 1998, 1997, and 1996, respectively. The weighted average number of shares used in the diluted computation was 55,917,007, 36,592,368, and 15,656,178 in 1998, 1997, and 1996, respectively.

The following table presents a reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                     YEAR ENDED DECEMBER 31, 1998
                                                --------------------------------------
                                                  NET          WEIGHTED      PER SHARE
                                                EARNINGS    AVERAGE SHARES    AMOUNT
                                                --------    --------------   ---------
Net earnings                                    $45,678
                                                -------
Net earnings per share--basic                    45,678         51,616        $0.88
                                                -------        -------        =====
Effect of dilutive shares:
  Stock options and warrants outstanding            -            1,152
  Earnout contingencies                             -            3,149
                                                -------        -------

Net earnings per share--diluted                 $45,678         55,917        $0.82
                                                =======        =======        =====

                                                     YEAR ENDED DECEMBER 31, 1997
                                                --------------------------------------
                                                  NET          WEIGHTED      PER SHARE
                                                EARNINGS    AVERAGE SHARES    AMOUNT
                                                --------    --------------   ---------
Net earnings                                    $48,391
                                                -------
Net earnings per share--basic                    48,391         33,527        $1.44
                                                -------         ------        =====

Effect of dilutive shares:
  Stock options and warrants outstanding              -          1,434
  Earnout contingencies                               -          1,631
                                                -------         ------

Net earnings per share--diluted                 $48,391         36,592        $1.32
                                                =======         ======        =====

                                                     YEAR ENDED DECEMBER 31, 1996
                                                --------------------------------------
                                                  NET          WEIGHTED      PER SHARE
                                                EARNINGS    AVERAGE SHARES    AMOUNT
                                                --------    --------------   ---------
Net earnings                                    $12,166
                                                -------
Net earnings per share--basic                    12,166         15,244        $0.80
                                                -------         ------        =====

Effect of dilutive shares:
  Stock options and warrants outstanding              -            412
                                                -------         ------

Net earnings per share--diluted                 $12,166         15,656        $0.78
                                                =======         ======        =====

Options to purchase approximately 4.0 million shares of common stock at a range from $15.75 to $25.46 were not included in the computation of the diluted earnings per share for the year ended December 31, 1998 since they would have had an anti-dilutive effect.

12.    STOCK OPTIONS

Options granted under the Company's 1994 Stock Incentive Plan, the 1996 and 1997 Chief Executive Officer stock option plans and the Directors and Officers 1997 stock option plan are accounted for under APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". As to grants requiring shareholder approval, the Company considers the date of grant to be the date of action by the Board of Directors when, on such date, shareholder approval is deemed to be perfunctory.

13.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally with distribution facilities in various locations around the world. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments, primarily foreign exchange forward contracts. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The majority of the Company's derivative financial instruments have terms of 90 days or less. Occasionally, the Company may enter into derivative financial instruments for speculative purposes. The Company is not party to leveraged derivatives.

The notional amount of forward exchange contracts and options is the amount of foreign currency bought or sold at maturity. Notional amounts are indicative of the extent of the Company's involvement in the various types and uses of derivative financial instruments and are not a measure of the Company's exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into like off-setting contracts with similar remaining maturities based on the end of year spot rates, which approximate quoted market rates. As of December 31, 1998, the notional amount of foreign exchange forward contracts outstanding against trade payables was $269.3 million, which approximated fair value.

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying amounts of debt issued pursuant to bank credit agreements approximate fair value because interest rates on those instruments approximate current market interest rates. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Changes in interest rates will affect the market value but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair value of the Company's total long-term debt (including current portion) at December 31, 1998 was $398.4 million. Fair values were determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit risk and the remaining terms to maturity.

14.    NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently assessing the effects of adopting SFAS No. 133, and has not yet made a determination of the impact on its financial position or results of operations. SFAS No. 133 will be effective for the Company's first quarter of fiscal year 2000.

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

NOTE B--ACQUISITIONS

On July 1, 1998, the Company acquired a majority of the outstanding shares of Metrologie International SA ("Metrologie"), a distributor of hardware and software to more than 15,000 resellers in France, the United Kingdom and Spain (all outstanding shares of Metrologie were acquired before the end of 1998). The purchase price for the entire equity interests of Metrologie was approximately $93.7 million. Metrologie had sales of $433.4 million for the six months ended June 30, 1998 and $883.2 million for the year ended December 31, 1997. Metrologie is ISO-9001 certified to perform configurations of high-end network solutions and work stations which the Company believes will be strategically important in strengthening the Company's ability to provide high-end platforms in Europe. As a result of this acquisition, the Company has become the largest distributor of microcomputer products in France and Spain.

On March 9, 1998, the Company acquired an 80% interest in the Hong Kong, Malaysia and Singapore subsidiaries of SiS Distribution Ltd. ("SiS"), a Hong Kong based distributor, for $70.4 million, and paid $28.2 million of such amount on such date (representing 40% of the purchase price). Under the terms of the agreement, as modified, the remainder of the purchase price is due in cash in the second quarter of 1999. SiS had sales of $346.8 million during 1997.

During 1998, the Company completed 14 other acquisitions which were considered not to be significant. All acquisitions have been accounted for under the purchase method and accordingly, the results of such acquired entities have been included in the consolidated operating results since their acquisition dates.

In 1997 the Company made 15 acquisitions, of which three were significant. Effective October 1997, the Company completed the acquisition of Santech Micro Group ASA ("Santech"), for approximately $125 million. Santech was the largest distributor of microcomputer products in Scandinavia with operations in Norway, Sweden and Denmark and had revenues of $718 million in 1996. Santech distributes the products of the same vendors as other subsidiaries of the Company. The acquisition of Santech has been accounted for under the purchase method and, accordingly the results of Santech have been included in the consolidated operating results since the date of acquisition. The acquisition of Santech resulted in the recognition of $107.3 million of goodwill.

Santech's operating results during 1997, included in the pro-forma amounts at the end of this note, were adversely impacted as a result of restructuring its operations after a July 1996 merger.

Operating results were also impacted adversely by the implementation of a new computer system in the first six months of 1997. The adverse impact included costs associated with reduction in the number of its product lines and the number of employees from 450 to 320. The Company accrued approximately $2 million for the costs of consolidating former Santech operations. The reserve consists of inventory reserves, severance costs, lease termination costs and other costs. As of December 31, 1998, $1.3 million had been charged against such reserve.

Effective August 1997, the Company completed the acquisition of Karma International S.A. ("Karma"). Karma was a distributor of personal computer components to over 10,000 customers in Europe, the Middle East and Asia. The purchase price for Karma was $160 million and was funded through (i) $74 million in cash and (ii) 4,813,432 shares of unregistered common stock. Karma's product line includes mass storage products, CPUs, memory chips, motherboards, sound, video and other cards and monitors. Karma operated in 18 countries through 28 offices in Europe, the Middle East and Asia. Karma had net sales of approximately $700 million in 1996. The acquisition of Karma has been accounted for under the purchase method and, accordingly the results of Karma have been included in the consolidated operating results since the date of acquisition. The acquisition of Karma resulted in the recognition of $126.4 million of goodwill.

Effective January 1997, the Company completed the acquisition of Frank & Walter Computer GmbH ("Frank & Walter") for 3,300,000 unregistered shares of common stock. Frank & Walter had net sales of approximately $686 million in 1996. The Company believes that Frank & Walter was, at the time of acquisition, the fourth largest computer distributor in Germany with over 10,000 active dealers. The acquisition of Frank & Walter has been accounted for under the purchase method and, accordingly the results of Frank & Walter have been included in the consolidated operating results since the date of acquisition. The amounts allocated to assets acquired and liabilities assumed resulted in a recognition of $26.9 million of goodwill.

The Company completed other acquisitions during 1997 which were considered not to be significant. Such acquisitions have been accounted for under the purchase method and accordingly, the results of such acquired entities have been included in the consolidated operating results since their acquisition dates.

In 1996 the Company acquired 18 companies. The largest acquisition was of seven companies comprising the European and Latin American businesses of a competitor, Merisel, Inc. These seven companies were acquired for cash and debt assumptions. The total consideration paid was approximately $148 million consisting of $30 million of cash and $118 million of debt assumed or refinanced. The Company financed the acquisition primarily through borrowing or factoring at each subsidiary acquired. The acquisition has been accounted for as a purchase, effective as of September 30, 1996. The cost of the acquisition has been allocated to the assets acquired based on their fair values. This initially resulted in approximately $10.5 million of goodwill. In the second and third quarters of 1997, certain reserves initially established were determined not to be required, resulting in a reduction of goodwill to $4.6 million.

The Company originally accrued approximately $12.8 million for the consolidation of former Merisel and CHS operations. The reserve consisted of lease termination--$4.1 million, write-off of leasehold improvements and computer systems--$4.9 million, and accounts receivable and other costs--$3.8 million. Through December 31, 1998, $11.0 million has been charged against this accrual.

In June 1996, the Company acquired 100% of an unaffiliated company in Russia for consideration based on a multiple of that company's net income in 1996. The acquisition was initially recorded at no consideration, which approximated the value of net assets acquired. Subsequently, the agreement was modified to measure the value of the Company based 50% on 1996 results and 50% on 1997 results. The 1996 portion was paid in cash in 1997 and the 1997 portion was paid in 1998 by issuing 1,426,191 shares of common stock. In 1996 and 1997, $20.6 and $25.3 million was recorded as purchase price and goodwill.

In April 1996, the Company acquired 100% of an unaffiliated company in Switzerland for consideration based on a multiple of 1996 net earnings but not less than $1.7 million. The acquisition was initially recorded at $1.7 million resulting in no goodwill. Subsequently, the agreement was modified to base the price on results through September 30, 1996. In the 1996 fourth quarter, 274,855 shares of common stock were issued and goodwill of $870,000 was recorded.

In March 1996, the Company acquired six companies from Comtrad, Inc., an affiliate, for a reduction of indebtedness of $7.8 million. These acquisitions have been accounted for as an exchange between entities under common control in a manner similar to a pooling of interests. Accordingly, these acquisitions have been included in the accompanying financial statements from the date acquired by Comtrad. The companies in Bulgaria, Croatia, Lithuania and Romania were started by Comtrad in 1993 and 1994 for a minimal investment and had insignificant operations. They are treated as if Comtrad acquired them on December 31, 1994. Sixty-five percent of a company in Slovakia was acquired in early 1994 for a minimal investment and 1994 results were insignificant. The remaining 35% was acquired by Comtrad for a contingent payment which was insignificant and was recorded in 1997. Comtrad acquired the Brazil company in November 1994 for Comtrad common shares valued at $762,000. The acquisition was recorded by the Company as of December 31, 1994 at this value, resulting in goodwill of $2.5 million. An additional amount of $240,000 was paid by Comtrad in 1996 to complete its acquisition of this company, which had the effect of increasing goodwill to $2.8 million.

In February 1996, the Company acquired 51% of an unaffiliated company in Hungary for consideration based on 51% of the book value of equity at December 31, 1996 plus a multiple of 51% of 1996 net earnings. Based on 1996 results, the purchase price was fixed at $17.6 million resulting in goodwill of $15.8 million. The sellers elected to receive the proceeds in cash rather than stock. In the second quarter of 1997 the agreement was modified to measure the value of the company based 75% on 1996 results and 25% on 1997 results. The 1996 amount was paid in 1997. As a result, goodwill in 1996 was reduced by $3.8 million. The 1997 amount, estimated at $5.6 million, was recorded in 1997 and paid in 1998 and increased goodwill.

The following represents the unaudited pro forma results of operations assuming all significant 1998 and 1997 acquisitions had taken place on January 1, 1997 (amounts in thousands, except per share amounts):

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                              1998                      1997
                                              ----                      ----
       Net sales                           $9,461,281                $8,247,223
       Net earnings                            19,083                    13,403
       Net earnings per share--basic            $0.37                     $0.40
       Net earnings per share--diluted          $0.34                     $0.37

Pro forma adjustments have been made to add goodwill amortization. The pro forma information is not necessarily indicative of the actual results of operations that would have occurred had the acquisitions taken place on January 1, 1997, or of results which may occur in the future.

NOTE C--ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                        YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                               1998              1997                1996
                                                             --------           --------           --------
                                                                             (IN THOUSANDS)
Allowance for doubtful accounts:
   Beginning balance                                         $ 18,347           $ 14,830            $ 4,388
   Provision for bad debt                                      20,683             11,636              3,412
   Write-offs                                                 (17,324)           (14,162)            (3,775)
   Acquired through acquisition                                12,780              6,043             10,805
                                                             --------           --------           --------
   Ending balance                                            $ 34,486           $ 18,347           $ 14,830
                                                             ========           ========           ========

NOTE D--PROPERTY AND EQUIPMENT

                                                                                    DECEMBER 31,
                                                                            ----------------------------
                                                                              1998                1997
                                                                            ---------           --------
                                                                                   (IN THOUSANDS)
Land and buildings                                                           $ 41,451           $ 19,358
Office equipment and furniture                                                 44,129             22,047
Leasehold improvements                                                         23,931              7,330
Computer equipment                                                             55,645             43,470
Vehicles and other                                                              6,332              3,497
                                                                          ------------       ------------
                                                                              171,488             95,702
Less accumulated depreciation and amortization                                 51,287             34,234
                                                                            ---------           --------
                                                                            $ 120,201           $ 61,468
                                                                            =========           ========

NOTE E--INCOME TAXES

The components of earnings (loss) before income taxes and minority interest in subsidiaries consist of the following:

                                                         YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------
                                               1998               1997               1996
                                             --------           --------           --------
                                                              (IN THOUSANDS)
Domestic                                     $ (2,364)          $  3,450           $  1,361
Foreign                                        76,041             61,563             18,999
                                             --------           --------           --------
Total                                        $ 73,677           $ 65,013           $ 20,360
                                             ========           ========           ========

The provision for income taxes consists of the following:

                        YEAR ENDED DECEMBER 31,
                  --------------------------------
                    1998        1997        1996
                  --------    --------    --------
                           (IN THOUSANDS)
Current:
   U.S. Federal   $  1,444    $  2,243    $  1,721
   U.S. State          167         329         228
   Foreign          16,878       8,493       4,520
                  --------    --------    --------
                    18,489      11,065       6,469
                  --------    --------    --------
Deferred:
   U.S. Federal       (111)       (569)       (258)
   U.S. State          (18)        (92)        (47)
   Foreign           5,511       3,584         (78)
                  --------    --------    --------
                     5,382       2,923        (383)
                  --------    --------    --------
Total             $ 23,871    $ 13,988    $  6,086
                  ========    ========    ========

Deferred tax assets (liabilities) are comprised of the following:

                                                    DECEMBER 31,
                                               --------------------
                                                 1998        1997
                                               --------    --------
                                                  (IN THOUSANDS)
Deferred tax assets:
Net operating losses of foreign subsidiaries   $ 47,587    $ 16,839
Accruals not currently deductible                 2,820       1,896
Allowances for bad debts                          2,061       1,115
Other                                               -            27
                                               --------    --------
Total deferred tax assets                        52,468      19,877
                                               --------    --------
Deferred tax liabilities:
Inventory differences                            (7,861)     (7,424)
Other                                              (461)        -
                                               --------    --------
Total deferred tax liabilities                   (8,322)     (7,424)
                                               --------    --------
                                                 44,146      12,453
Valuation allowance                             (41,884)    (13,676)
                                               --------    --------
Total                                          $  2,262    $ (1,223)
                                               ========    ========

The net deferred tax asset (liability) is reflected in the accompanying consolidated balance sheets in other assets as of December 31, 1998 and in income taxes payable as of December 31, 1997.

The major elements contributing to the difference between taxes at the U.S. federal statutory tax rate and the effective tax rate are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    1998        1997        1996
                                                                  --------    --------    --------
                                                                           (IN THOUSANDS)
Income taxes at the United States statutory rate                  $ 25,050    $ 22,104    $  6,922
Foreign income subject to tax at other than U.S. statutory rate    (11,630)    (15,690)     (1,356)
Losses without tax benefit                                           4,693       5,127       1,329
Non deductible goodwill amortization                                 8,563       2,834         255
Utilizations of net operating losses of foreign subsidiaries        (2,181)       (759)     (1,196)
Other                                                                 (624)        372         132
                                                                  --------    --------    --------
Income taxes at the effective tax rate                            $ 23,871    $ 13,988    $  6,086
                                                                  ========    ========    ========

At December 31, 1998, the Company has net operating loss carry forwards in certain foreign jurisdictions that expire as follows (in thousands):

1999                                    $  15,248
2000                                        2,003
2001                                        1,013
2002                                       12,557
2003                                        1,705
2004 - 2008                                13,634
No expiration                              82,832
                                        ---------
Total                                   $ 128,992
                                        =========

In assessing the realization of net operating loss carry forwards, management considers whether it is more likely than not that some portion or all of these net operating loss carry forwards will not be realized. The ultimate realization of these net operating loss carry forwards and other deferred tax assets are dependent upon the generation of future taxable income during the periods prior to the expiration of the operating loss carry forwards. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the operating loss carry forward periods, management believes it is more likely than not the Company will not realize the benefits of all of these net operating loss carry forwards and other deferred tax assets. Accordingly, a valuation allowance has been established since the full realization of such benefits is not likely. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1998 will be allocated to income from continuing operations or reduce goodwill. In the event that the tax benefits relating to net operating losses are realized, $24.0 million of such benefits would reduce future provision for income taxes and $23.6 million would reduce goodwill.

NOTE F--NOTES PAYABLE AND LONG TERM DEBT

Several of the Company's subsidiaries have short-term credit lines with local banks. As of December 31, 1998, of the $882.5 million aggregate amount available under these agreements, $648.3 million was outstanding. Generally, borrowings under such lines are collateralized by receivables or inventory. The lines are principally of one year duration and are renewable by the banks. Some of these lines contain restrictions on dividends to the parent company. In 1998, the maximum and average amounts outstanding were $777.0 million and $614.5 million, respectively. The weighted average interest rate at December 31, 1998 was 6.5%.

The Company's long-term debt consists of the following:

                                                           DECEMBER 31,
                                                      --------------------
                                                        1998         1997
                                                      --------     -------
                                                         (IN THOUSANDS)
Senior Notes ("Senior Notes") due 2005. The
Notes bear interest of 9.875% per annumn
and interest is payable semi-annually on
April 15 and October 15 beginning
October 15, 1998. The Senior Notes are
redeemable at the option of the Company,
in whole or in part, at any time on or
after April 15, 2002, initially at
104.938% of their principal amount, plus
accrued and unpaid interest, on or after
April 15, 2004. Certain of the Company's
direct and indirect wholly-owned subsidiaries
fully and unconditionally jointly and severally
guaranteed the Senior Notes on an unsecured
basis.                                                $200,000     $     -


Three subsidiaries in Germany share a
revolving credit agreement of DM 325
million ($195 million at December 31,
1998) with a financial institution. The
agreement, which expires December 2001,
provides for advances based upon
eligible accounts receivable and
inventories. Interest is at a variable
market rate based on a German base rate
(5.2% at December 31, 1998). The debt is
secured by the borrowers' receivables,
inventories and intangible assets
amounting to $376.5 million at December
31, 1998. The agreement contains certain
restrictive covenants, including the
ability by the borrowers to incur
additional indebtedness.                               138,961           -

Two subsidiaries serving Latin America
share a $60 million revolving credit
agreement with a financial institution.
The agreement, which expires in October
1999, provides for advances and letters
of credit based upon eligible accounts
receivable and inventories. Interest is
at a variable market rate based on the
prime rate of the lender or LIBOR, at
the borrowers' option (9.5% at December
31, 1998). All of the borrowers' assets,
including accounts receivable and
inventories totaling $83.3 million at
December 31, 1998, are pledged as
collateral. The agreement contains
certain restrictive covenants, including
limitations on transactions with
affiliated companies and employee loans.
The agreement also limits the ability of
these companies to pay dividends to the
Company to 50% of the borrowers' net
income.                                                 21,019     $46,286

Mortgages on buildings, interest ranging
from 3.9% to 11.0% with maturities
through 2009, collateralized by
buildings, accounts receivables and
inventories with net book value at
December 31, 1998 of $91.7 million.                     15,262      11,318

Capitalized leases, collateralized by
computer equipment, bearing interest
ranging from 4% to 22% with maturities
through September 2002.                                 13,655      10,983

Industrial bonds, unsecured, bearing
interest rate of 2%, due August 2000                     9,462           -

Other debt                                               6,996         484
                                                      --------     -------
  Total                                                405,355      69,071

Less current portion of long-term debt,
included in notes payable                               29,700       7,515
                                                      --------     -------
Total long-term debt                                  $375,655     $61,556
                                                      ========     =======

Scheduled maturities of long-term debt are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
           1999                                            $29,700
           2000                                             23,657
           2001                                            143,709
           2002                                              1,524
           2003                                                693
           Thereafter                                      206,072

In April 1998, the Company issued the Senior Notes. The Notes are effectively subordinated to all existing and future liabilities of the Company's subsidiaries that are not guarantors. The guarantor subsidiaries are principally non-operating subsidiaries in the United States. The Senior Notes contain certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. The covenants are, however, subject to a number of exceptions and qualifications.

The following condensed consolidated financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results for the Company. The results of operations and cash flows are presented below as if the guarantor subsidiaries were in place for all periods presented. The Company and subsidiary guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting.

                                                                      AS OF DECEMBER 31, 1998
                                        ----------------------------------------------------------------------------------
                                              CHS                               NON-
                                        ELECTRONICS, INC.    GUARANTORS      GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                        -----------------   -----------      -----------     ------------     ------------
Cash                                       $     2,063      $    (1,245)     $   176,173      $       -        $   176,991
Accounts receivable                                199          131,392        1,246,081              -          1,377,672
Intercompany receivables                       179,574           34,295          262,332         (476,201)             -
Inventories                                        -              5,598        1,020,092              -          1,025,690
Other current assets                               814            2,038           98,846              -            101,698
                                           -----------      -----------      -----------      -----------      -----------
Total current assets                           182,650          172,078        2,803,524         (476,201)       2,682,051

Property and equipment, net                      1,538            7,015          111,648              -            120,201
Cost in excess of assets acquired, net             -                -            737,719              -            737,719
Investments in affiliated companies          1,037,660        1,364,888              -         (2,402,548)             -
Other assets                                    10,873              771           20,528              -             32,172
                                           -----------      -----------      -----------      -----------      -----------
Total assets                               $ 1,232,721      $ 1,544,752      $ 3,673,419      $(2,878,749)     $ 3,572,143
                                           ===========      ===========      ===========      ===========      ===========
Notes payable                              $       -        $     8,782      $   669,212      $       -        $   677,994
Intercompany payables                            2,343          291,179          182,679         (476,201)             -
Accounts payable                                 5,092           14,736        1,325,231              -          1,345,059
Accrued expenses                                 4,663              893          119,520              -            125,076
Amounts due to sellers                         185,853              -                -                -            185,853
Income taxes payable and other
   current liabilities                          (3,273)            (150)          17,420              -             13,997
                                           -----------      -----------      -----------      -----------      -----------
Total current liabilities                      194,678          315,440        2,314,062         (476,201)       2,347,979
Long term debt                                 200,000            4,904          170,751              -            375,655
Minority interests                                 -                -                -             10,466           10,466

Shareholders' equity                           838,043        1,224,408        1,188,606       (2,413,014)         838,043
                                           -----------      -----------      -----------      -----------      -----------
                                           $ 1,232,721      $ 1,544,752      $ 3,673,419      $(2,878,749)     $ 3,572,143
                                           ===========      ===========      ===========      ===========      ===========

                                                                      AS OF DECEMBER 31, 1997
                                        ----------------------------------------------------------------------------------
                                              CHS                               NON-
                                        ELECTRONICS, INC.    GUARANTORS      GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                        -----------------   -----------      -----------     ------------     ------------
Cash                                       $     2,367      $        83      $    66,356      $       -        $    68,806
Accounts receivable                             17,356                1          667,004              -            684,361
Intercompany receivables                       191,627              -            251,010         (442,637)             -
Inventories                                        -                -            693,503              -            693,503
Other current assets                             1,454              316           69,806           (6,321)          65,255
                                           -----------      -----------      -----------      -----------      -----------
Total current assets                           212,804              400        1,747,679         (448,958)       1,511,925

Property and equipment, net                      2,247               24           59,197              -             61,468
Cost in excess of assets acquired, net             -                -            381,830              -            381,830
Investments in affiliated companies            517,774          289,244              -           (807,018)             -
Other assets                                       -                -             13,599              -             13,599
                                           -----------      -----------      -----------      -----------      -----------
Total assets                               $   732,825      $   289,668      $ 2,202,305      $(1,255,976)     $ 1,968,822
                                           ===========      ===========      ===========      ===========      ===========

Notes payable                              $       -        $       -        $   309,510      $       -        $   309,510
Intercompany payables                            1,835          145,217          295,199         (442,251)             -
Accounts payable                                 1,207              -            770,328              -            771,535
Accrued expenses                                 7,153               44           76,112              -             83,309
Amounts due to sellers                          54,866              -                -                -             54,866
Income taxes payable and other
   current liabilities                             -                -             14,607             (673)          13,934
                                           -----------      -----------      -----------      -----------      -----------
Total current liabilities                       65,061          145,261        1,465,756         (442,924)       1,233,154
Long term debt                                     -                -             70,134           (8,578)          61,556
Minority interests                                 -                -                -              6,348            6,348

Shareholders' equity                           667,764          144,407          666,415         (810,822)         667,764
                                           -----------      -----------      -----------      -----------      -----------
                                           $   732,825      $   289,668      $ 2,202,305      $(1,255,976)     $ 1,968,822
                                           ===========      ===========      ===========      ===========      ===========

                                                                          1998
                                        -------------------------------------------------------------------------
                                           CHS                             NON-
                                     ELECTRONICS, INC.  GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                     -----------------  ----------      ----------    ------------   ------------
Net sales                               $      -        $  105,827      $8,439,946     $      -        $8,545,773
Cost of goods sold                             -            98,275       7,885,461            -         7,983,736
                                        ----------      ----------      ----------     ----------      ----------
   Gross profit                                -             7,552         554,485            -           562,037
Operating expenses                           4,812           5,266         423,489            -           433,567
                                        ----------      ----------      ----------     ----------      ----------
   Operating income                         (4,812)          2,286         130,996            -           128,470
Other (income) expense, net                 10,435             884          43,473            -            54,792
                                        ----------      ----------      ----------     ----------      ----------
   Earnings before income taxes and
minority interest in subsidiaries          (15,247)          1,402          87,523            -            73,678
Provision for income taxes                  (2,627)          1,671          24,827            -            23,871
Equity in (earnings) of affiliated
   companies, net of tax                   (58,298)        (62,282)            -          120,580             -
                                        ----------      ----------      ----------     ----------      ----------
Minority interest                              -               -               -            4,129           4,129
Net earnings                            $   45,678      $   62,013      $   62,696     $ (124,709)     $   45,678
                                        ==========      ==========      ==========     ==========      ==========

                                                                          1997
                                        -------------------------------------------------------------------------
                                           CHS                             NON-
                                     ELECTRONICS, INC.  GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                     -----------------  ----------      ----------    ------------   ------------
Net sales                               $      -        $      -        $5,026,155     $ (269,772)     $4,756,383
Cost of goods sold                             -               -         4,684,548       (274,834)      4,409,714
                                        ----------      ----------      ----------     ----------      ----------
   Gross profit                                -               -           341,607          5,062         346,669
Operating expenses                           1,375             181         255,952            -           257,508
                                        ----------      ----------      ----------     ----------      ----------
   Operating income                         (1,375)           (181)         85,655          5,062          89,161
Other (income) expense, net                 (2,771)            892          25,647            380          24,148
                                        ----------      ----------      ----------     ----------      ----------
   Earnings before income taxes and
minority interest in subsidiaries            1,396          (1,073)         60,008          4,682          65,013
Provision for income taxes                     308            (313)         12,623          1,370          13,988
Equity in (earnings) of affiliated             -
   companies, net of tax                   (47,303)        (47,351)            -           94,654             -
Minority interest                              -               -               -            2,634           2,634
                                        ----------      ----------      ----------     ----------      ----------
Net earnings                            $   48,391      $   46,591      $   47,385     $  (93,976)     $   48,391
                                        ==========      ==========      ==========     ==========      ==========

                                                                          1996
                                        -------------------------------------------------------------------------
                                           CHS                             NON-
                                     ELECTRONICS, INC.  GUARANTORS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                     -----------------  ----------      ----------    ------------   ------------
Net sales                               $      -        $      -        $1,879,707     $  (24,167)     $1,855,540
Cost of goods sold                             -               -         1,748,599        (24,167)      1,724,432
                                        ----------      ----------      ----------     ----------      ----------
   Gross profit                                -               -           131,108            -           131,108
Operating expenses                           1,408               1         103,027         (2,201)        102,235
                                        ----------      ----------      ----------     ----------      ----------
   Operating income                         (1,408)             (1)         28,081          2,201          28,873
Other (income) expense, net                  1,197             -             7,316            -             8,513
                                        ----------      ----------      ----------     ----------      ----------
   Earnings before income taxes and
minority interest in subsidiaries           (2,605)             (1)         20,765          2,201          20,360
Provision for income taxes                     560             -             5,526            -             6,086
Equity in (earnings) of affiliated             -
   companies, net of tax                   (15,331)        (15,246)            -           30,577             -
Minority interest                              -               -               -            2,108           2,108
                                        ----------      ----------      ----------     ----------      ----------
Net earnings                            $   12,166      $   15,245      $   15,239     $  (30,484)     $   12,166
                                        ==========      ==========      ==========     ==========      ==========

                                                                          1998
                               --------------------------------------------------------------------------------
                                     CHS                                  NON-
                               ELECTRONICS, INC.     GUARANTORS        GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               -----------------     ----------        ----------   ------------   ------------
Net cash provided (used) in
  operating activities             $     -           $     -           $(240,091)        $ -        $(240,091)
Net cash provided (used) in
  investing activitie              $(203,165)        $  (1,245)        $ (37,751)        $ -        $(242,161)
Net cash provided (used) in
  financing activities             $ 202,861         $     -           $ 385,784         $ -        $ 588,645
Effect of exchange rate            $     -           $     -           $   1,792         $ -        $   1,792
Cash at beginning                  $   2,367         $     -           $  66,439         $ -        $  68,806
Cash at end                        $   2,063         $  (1,245)        $ 176,173         $ -        $ 176,991

                                                                          1997
                               --------------------------------------------------------------------------------
                                     CHS                                  NON-
                               ELECTRONICS, INC.     GUARANTORS        GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               -----------------     ----------        ----------   ------------   ------------
Net cash provided (used) in
  operating activities             $     -           $     -           $(248,515)        $ -        $(248,515)
Net cash provided (used) in
  investing activitie              $(201,517)        $     -           $ (19,511)        $ -        $(221,028)
Net cash provided (used) in
  financing activities             $ 203,308         $     -           $ 303,870         $ -        $ 507,178
Effect of exchange rate            $     -           $     -           $  (3,966)        $ -        $  (3,966)
Cash at beginning                  $     576         $     -           $  34,561         $ -        $  35,137
Cash at end                        $   2,367         $     -           $  66,439         $ -        $  68,806

                                                                          1996
                               --------------------------------------------------------------------------------
                                     CHS                                  NON-
                               ELECTRONICS, INC.     GUARANTORS        GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               -----------------     ----------        ----------   ------------   ------------
Net cash provided (used) in
  operating activities             $     -           $     -           $ (99,125)        $ -        $ (99,125)
Net cash provided (used) in
  investing activities             $ (26,876)        $     -           $ (11,624)        $ -        $ (38,500)
Net cash provided (used) in
  financing activities             $  27,367         $     -           $ 135,981         $ -        $ 163,348
Effect of exchange rate            $     -           $     -           $  (1,757)        $ -        $  (1,757)
Cash at beginning                  $      85         $     -           $  11,086         $ -        $  11,171
Cash at end                        $     576         $     -           $  34,561         $ -        $  35,137


As discussed above, borrowings of certain of the Company's subsidiaries contain restrictions on dividends to the Company. For the year ended December 31, 1998, earnings before interest expense, income taxes and depreciation and amortization ("EBITDA") of such subsidiaries represented 7.6% of the Company's consolidated EBITDA. The Company has not presented separate financial statements and other disclosures concerning the guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

At December 31, 1998, the Company was not in compliance with a minimum tangible net worth covenant contained in a short term credit facility. The Company obtained a waiver from the lender.

NOTE G--COMPREHENSIVE INCOME

In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE Income". SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS No. 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary difference from net income as reported is the change in cumulative foreign currency translation adjustment.

NOTE H--CONCENTRATIONS

Substantially all of the Company's operations are outside the United States with most of the Company's sales made in local currencies other than the U.S. dollar. In 1998, the largest amount of sales occurred in Germany (in German marks), which comprised 19% of total sales. The Company also had sales of approximately 11% in France (in French francs) and 9% in England (in British pounds). While these countries are considered politically stable, there is risk that economic difficulties in any of these countries could adversely affect the Company's business. The Company also has operations in less politically stable countries.

In some countries, certain purchases and the resulting payables are in currencies (principally the U.S. dollar) different than the functional currency. Further, certain subsidiaries have loans receivable or payable denominated in currencies other than their functional currency. Transaction gains and losses on these receivables and liabilities are included in the determination of earnings for the relevant periods. In 1998, 1997 and 1996 foreign currency gains were $5,232,000, $1,219,000, and $1,559,000, respectively, which are included in operating expenses in the accompanying consolidated statements of earnings.

At December 31, 1998, the face value of foreign exchange forward contracts against trade payables was $269.3 million, which approximated the fair market value of the contracts. At December 31, 1998, approximately $436.6 million of accounts payable were attributable to foreign currency liabilities denominated in currencies other than the subsidiaries' functional currencies (principally $357.8 million in U.S. dollars and $50.8 million in German marks). The largest unhedged amounts of trade payables were in subsidiaries in Czech Republic, Hong Kong, Poland, Argentina and Mexico.

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

Products of Hewlett-Packard (HP), accounted for 16%, 19%, and 34% of the Company's sales for 1998, 1997 and 1996, respectively. Sales of products supplied by Microsoft accounted for 10%, 10% and 12% during 1998, 1997 and 1996, respectively. The third largest supplier in 1998 was IBM with 10% of the Company's net sales. HP has the right to terminate its distribution agreement with any Company subsidiary if the subsidiary is unable to cure, within a reasonable period of time, any violation of the agreement after having received notice from HP of the violation. Each Company subsidiary has the right to terminate the HP agreement on 90 days notice. Each Company subsidiary believes that its relationship with HP is good, and has no reason to believe that its distribution arrangement will not be a long-term relationship. No assurance can be given, however, that HP will renew each Company subsidiary's agreement at the time of its annual review or in subsequent years. Management has not formulated alternative plans of action in the event the HP contracts are terminated.

NOTE I--LEASE OBLIGATIONS AND OTHER CONTINGENCIES

The Company leases equipment and office and warehouse space under non-cancelable operating leases. The following is a schedule by year of the minimum rental commitments remaining on leased property and equipment (in thousands) with terms greater than one year:

YEAR ENDING DECEMBER 31,                                    TOTAL
------------------------                                    -----
           1999                                            $19,617
           2000                                             17,382
           2001                                             15,474
           2002                                             12,415
           2003                                             10,658
           Subsequent years                                 16,957

Total rental expense was $25,281,000, $14,542,000 and $6,715,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

In March 1999, DARBY V. CHS ELECTRONICS, INC. ET AL., case No. 99-8186, was filed in the United States District Court, Southern District of Florida. The complaint, which purports to be a class action complaint, alleges that the Company and two of its officers violated federal securities laws in connection with financial reporting and disclosure during the period February 27, 1997 through March 10, 1999. The suit purports to be on behalf of those who purchased CHS Electronics common stock during that time frame. The Company, in connection with its legal counsel, is in the process of carefully reviewing the allegations of the complaint. However, the Company believes that the claims are without merit and intends to vigorously defend the suit. The Company is aware that certain other purported class actions have been filed. However, the Company has not received service of any such other suits.

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

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

NOTE J--RELATED PARTY TRANSACTIONS

A member of the Board of Directors, who is a more than 5% shareholder and officer of the Company has ownership interests and control over other companies that do business with the Company. The accompanying financial statements include the following transactions and balances which relate to this individual or his related entities (amounts in thousands):

                                                            1998          1997
                                                            ----          ----
              Sales to such related parties               $57,034       $102,724
              Purchases from such related parties           5,004         57,376
              Commissions paid to such related parties      2,054         10,116
              Rebates received from such related parties    4,000         11,163
              Due from the individual above                 2,178              -
              Net amount due the Company                    8,088         12,193

The rebates received pertain to vendor rebates passed from such related parties to the Company.

In an agreement dated December 1998 and subsequently amended in March 1999, CHS acquired certain of these companies for the net of 1.7 million shares of common stock and $4.0 million in cash. In connection with the acquisitions, the Company recorded goodwill of $32.7 million. In January 1999, the Company acquired for $5.4 million the remaining entity which had transactions with the Company. The Company expects a significant reduction in such transactions in the future.

During 1998, the Company sold two companies and rights to entities in which the above individual has a minority ownership interest. The companies and rights sold were ancillary operations acquired as part of the acquisition of Frank & Walter in January 1997. The companies were sold for cash of $6.7 million, all of which was collected during 1999. The gain of $6.9 million was included in operating expenses in the accompanying consolidated statement of earnings. The after tax profit on the sales was $3.8 million.

At December 31, 1998 and 1997, the Company carried a receivable from Comtrad and Comtrad

Holdings, Inc. (CHI) in an amount of $20.7 million and $17.4 million, respectively. CHI, and its wholly owned subsidiary, Comtrad, are controlled by the Chief Executive Officer of the Company and a member of the Board of Directors has a minority interest. This receivable is in the form of a promissory note which Comtrad and CHI have collateralized with all of their net assets. The principal asset of CHI and Comtrad is shares of CHS common stock. Interest is charged on the promissory note at prime rate. The amount is due on demand. Interest charged to Comtrad was $1,393,000, $684,000, and $86,000 in 1998, 1997 and 1996, respectively. At December 31, 1998, the collateral was sufficient to liquidate the indebtedness due the Company. On March 19, 1999, the market value of the CHS shares was computed to be insufficient and in the event market conditions do not improve, the Company will have to arrange for additional collateral or establish a valuation reserve up to the full amount of the receivable.

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

A director of the Company served the Company as a management consultant under a consulting agreement specifying payments of $4,000 per month. The agreement was terminated at the end of 1996. In 1996, $48,000 was paid under this agreement.

NOTE K--SHAREHOLDERS' EQUITY AND STOCK OPTION PLANS

In September 1997, the Board approved a 3 for 2 stock split. In March 1996, the shareholders approved a reincorporation as a Florida company, a reverse 1 for 2 stock split and the authorization of 5,000,000 shares of preferred stock in such class or series and with such rights as approved by the Board of Directors. All share information has been restated to reflect all stock splits. Under Florida law, a majority vote by the holders of the preferred stock as well as the holders of common stock is necessary to vote affirmatively on matters of mergers, sales of substantially all the Company's assets, exchanges of stock or changes in the articles of incorporation.

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

In August 1994, the Board of Directors, and subsequently the shareholders, approved the 1994 Stock Incentive Plan. The maximum number of shares issuable under the Plan has been amended several times and is 4,620,500 at December 31, 1998. Certain of the grants (363,787 at December 31, 1998) are intended to qualify as incentive stock options and the remaining are non-qualified options. All options were issued with an exercise price equal to the market price and have a life of 10 years. Vesting periods are generally 25% a year for four years.

In 1997 the Board of Directors, and subsequently the shareholders, approved the Directors and Officers 1997 Stock Option Plan. The Plan, as amended, authorizes options covering up to 2,150,000 shares of CHS Stock to be granted to executive officers and Directors. The options are to be granted at fair market value and generally vest over 3 years. In 1998 and 1997, 255,000 and 1,275,000 options, respectively, were granted under this Plan.

In 1997 the Board of Directors, and subsequently the shareholders, approved the 1997 Chief Executive Officer Stock Option Plan. The Plan, as amended, authorizes options covering up to 1,250,000 shares of CHS Stock to be issued to the CEO upon approval by the Board of a business acquisition. The options are granted at market value and vest based on the earnings of the acquired company. In 1998 and 1997, 500,000 and 750,000 options, respectively, were granted.

In June 1996, the Board of Directors, and subsequently the shareholders, approved the 1996 Chief Executive Officer Stock Option Plan. The Plan provides for options covering up to 750,000 shares of CHS stock to be issued to the CEO upon the approval by the Board of Directors of a qualifying acquisition, as defined or of any acquisition if recommended by the Compensation Committee and approved by the Board. A qualifying acquisition is one where greater than 50% of the purchase price is comprised of common stock calculated by an earn out formula. The options are granted at market value and vest based on the earnings of the acquired company. In 1997 and 1996, all the options authorized by this plan were granted.

The Company accounts for its stock options under APB 25. No compensation cost has been recognized as the exercise price of each option is not less than the fair value of the underlying stock at the date of grant. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", the Company's net earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share date).

                                                       1998      1997      1996
                                                       ----      ----      ----
Net earnings                         As reported     $45,678   $48,391   $12,166
                                     Pro forma        39,820    44,362    11,777

Net earnings per share--basic        As reported       $0.88     $1.44     $0.80
                                     Pro forma          0.77      1.32      0.77

Net earnings per share--diluted      As reported       $0.82     $1.32     $0.78
                                     Pro forma          0.71      1.21      0.75

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; dividend yield of 0% for each year; expected volatility of 67% in 1998 and 67.9% in 1997; risk-free interest rates ranging from 4.49% to 5.67% in 1998 and ranging from 5.68% to 6.47% in 1997; and expected lives of 4.5 years for each year.

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below.

                                                 1998                         1997                        1996
                                         -----------------------      ---------------------        --------------------
                                                        WEIGHTED                   WEIGHTED                    WEIGHTED
                                                        AVERAGE                    AVERAGE                     AVERAGE
                                                        EXERCISE                   EXERCISE                    EXERCISE
                                           SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                                         ---------     ---------      ---------   ---------      ---------    ---------
Outstanding at beginning of year         4,617,813     $   15.17      2,314,299   $    8.01        846,132    $    4.60
Granted                                  1,570,480         20.73      3,191,381       18.09      1,583,720         9.75
Exercised                                 (200,592)         6.80       (705,469)      10.40        (61,611)        4.57
Cancelled                                 (397,430)        12.01       (182,398)       8.36        (53,942)       10.28
                                         ---------     ---------      ---------   ---------      ---------    ---------
Outstanding at end of year               5,590,271     $   16.86      4,617,813   $   15.17      2,314,299    $    8.01
                                         =========     =========      =========   =========      =========    =========
Options exercisable at year end          2,502,712     $   13.35      1,095,037   $    4.58        773,442    $    5.89
Weighted-average fair value of
 options granted during the year                         $ 11.64                     $10.61                   $    5.89

The following information applies to options outstanding at December 31, 1998:

           Number outstanding                               $4.00-$6.00  $6.67-$8.42  $10.50-$12.41  $15.75-$19.75  $21.69-$25.46
           Range of exercise prices                             187,992      316,280      1,523,184      1,490,597      2,072,219
           Weighted-average exercise price                  $      4.92  $      7.55  $       11.42  $       17.52  $       22.90
           Currently exercisable                                161,283      173,324        679,331        815,335        673,439
           Weighted average remaining contractual life        6.3 years    7.5 years      8.1 years      8.6 years      9.2 years

In January 1998, the Company implemented a Preferred Stock Purchase Rights Plan and distributed one right (a "Right") for each share of the Company's Common Stock outstanding. Each Right has an initial exercise price of $100 for one-one thousandth of a share of the Company's Series A junior participating preferred stock. The Rights are not exercisable or transferable apart from the Company's Common Stock, until after a person or group acquires, or has the right to acquire, beneficial ownership of 15% or more of the Company's Common Stock (which threshold may, under certain circumstances, be reduced to 10%) or announces a tender or exchange offer to acquire such percentage of the Company's Common Stock. Upon such occurrence, each Right (other than Rights owned by such person or group) will entitle the holder to purchase from the Company, or the particular acquiring person or group under certain circumstances and conditions, the number of shares of the Company's, or such person's or group's, Common Stock having a market value equal to twice the exercise price of the Right. The Rights are redeemable by the Company's Board of Directors under certain circumstances.

NOTE L--SEGMENT INFORMATION

In June 1997, the FASB issued Statement of Financial Accounting Standard 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"), which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that the definition of operating segments align with the measurements used internally to assess performance. These financial statements reflect the adoption of SFAS 131.

The Company's business activities involve the operating segments of distribution of microcomputer equipment and software products. The operating segments are the distribution to resellers and the distribution to assemblers. The former involves both universal products (products that represent the basic components of a personal computer without regard to the specific local language, regulatory and technical factors of individual markets) and localized products while the latter is principally universal products. In addition, another operating segment is the Company's central treasury functions. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies (Note A). The segments are managed separately since each requires different business and marketing strategies. The geographic areas in which the localized product segments operate are Western Europe, Eastern Europe, Latin America and Asia/Middle East. Net sales, gross profit, operating income (before interest and income taxes) and total assets by segment were as follows (in thousands):

                                    DISTRIBUTION TO RESELLERS
                     -------------------------------------------------------
                                                                    ASIA/       DISTRIBUTION
                      WESTERN        EASTERN         LATIN          MIDDLE           TO                           TOTAL
                       EUROPE         EUROPE         AMERICA         EAST        ASSEMBLERS       TREASURY       SEGMENTS
                     ----------     ----------     ----------     ----------     ----------       --------      ----------
  1998
  Net sales          $4,572,505     $  730,205     $1,516,528     $  365,507     $1,361,028       $    -        $8,545,773
  Gross profit          301,764         62,653        105,982         19,300         72,338            -        $  562,037
  Operating income       79,272         23,370         30,669          4,721         22,619            711      $  161,362
  Total assets        1,900,257        232,651        527,018        129,941        449,561        238,317      $3,477,745

  1997
  Net sales          $2,676,905     $  389,553     $1,118,504     $      -       $  571,421       $    -        $4,756,383
  Gross profit          197,400         36,329         82,393            -           30,547            -        $  346,669
  Operating income       42,867         18,871         17,891            -           14,501          3,185      $   97,315
  Total assets          768,087        125,447        349,159            -          372,713        147,150      $1,762,556

  1996
  Net sales          $1,063,997     $  215,518     $  576,025     $      -       $      -         $    -        $1,855,540
  Gross profit           69,088         22,522         39,498            -              -              -        $  131,108
  Operating income        9,559         11,440         10,663            -              -            1,539      $   33,201
  Total assets          727,406         70,405        216,031            -              -           81,659      $1,095,501

                                                      1998              1997              1996
                                                   -----------      -----------      -----------
Operating income:
Total operating income for reportable segments     $   161,362      $    97,315      $    33,201
Corporate expenses                                      (7,173)             710           (3,364)
Unallocated goodwill amortization                      (25,719)          (8,864)            (964)
                                                   -----------      -----------      -----------
Earnings before income taxes and minority
   interest in subsidiaries                        $   128,470      $    89,161      $    28,873
                                                   ===========      ===========      ===========

Assets:
Total assets for reportable segments               $ 3,477,745      $ 1,762,556      $ 1,095,501
Elimination of intercompany receivables               (759,636)        (442,637)        (369,798)
Goodwill not allocated                                 737,719          381,830           78,780
Other assets                                           116,315          267,073           57,466
                                                   -----------      -----------      -----------
Total consolidated assets                          $ 3,572,143      $ 1,968,822      $   861,949
                                                   ===========      ===========      ===========

GEOGRAPHIC INFORMATION:                         1998          1997        1996
Net sales:
Western Europe                              $5,534,829     $3,051,641   $1,063,997
Eastern Europe                                 984,265        524,273      215,518
Latin America                                1,516,528      1,118,504      576,025
Asia and Middle East                           510,151         61,965          -
                                            ----------     ----------   ----------
   Consolidated Total                       $8,545,773     $4,756,383   $1,855,540
                                            ==========     ==========   ==========

The Company's product mix by category was:

                                                    YEAR ENDED DECEMBER 31,
                                          ------------------------------------------
                                          1998               1997               1996
                                          ----               ----               ----
Mass storage                               25%                21%                10%
Personal computers                         20%                17%                22%
Printers                                   12%                15%                28%
Software                                   11%                10%                18%
Components                                  8%                10%                 4%
Networking and multimedia                   8%                10%                 8%
Peripherals                                 7%                 9%                 0%
Other                                       9%                 8%                10%
                                          ---                ---                ---
Total                                     100%               100%               100%
                                          ===                ===                ===

The Company's customers typically rely on distributors as their principal source of microcomputer products and financing. The Company's backlog of orders is not considered material to an understanding of its business. No single customer accounted for more than one percent of the Company's net sales in the years ended December 31, 1998, 1997 and 1996.

NOTE M--SUMMARIZED QUARTERLY FINANCIAL DATA FOR 1998 AND 1997 (UNAUDITED)

The Company recently announced the discovery of discrepancies related to the amount of vendor incentives recorded in the fourth quarter of 1998. In coordination with the Company's independent auditors and an investigation by outside attorneys, the Company found that vendor rebates were overstated in the second, third and fourth quarters of 1998. Some of the fourth quarter rebates were supported with invalid documentation and all of the overstated rebates have been reversed. As a result of the discovery, the consolidated financial statements for the second and third quarters of 1998 were restated. The senior executive officer responsible for the European office has resigned from the Company.

                                    FIRST QUARTER   SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER      YEAR
                                    -------------   --------------  -------------  --------------      ----
                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
1998
   Net sales                          $1,751,338      $1,769,494     $2,166,943      $2,857,998     $8,545,773
   Gross profit                          122,594         113,924        141,337         184,182        562,037
   Net earnings                           20,567           5,508          6,643          12,960         45,678
   Earnings per share--basic                0.42            0.11           0.13            0.24           0.88
   Earnings per share--diluted              0.38            0.10           0.12            0.23           0.82

1997
   Net sales                           $ 877,103       $ 946,955     $1,097,567      $1,834,758     $4,756,383
   Gross profit                           62,463          70,173         84,944         129,089        346,669
   Net earnings                            6,710           6,401         11,436          23,844         48,391
   Earnings per share--basic                0.30            0.29           0.28            0.49           1.44
   Earnings per share--diluted              0.29            0.28           0.26            0.45           1.32


                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
    3.2        Amended and Restated Bylaws
    4.1        Amended and Restated 1998 Preferred Stock Purchase Rights Agreement dated as of March 18, 1999
   21          Subsidiaries of the Company
   23.1        Consent of Independent Certified Public Accountant
   27.1        Financial Data Schedule