Form 10-Q/A
period 1998-06-30
CHS ELECTRONICS INC
filed 1999-04-01
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS                               3

         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS                       4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                    5-6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             7-14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   15-19


                                   PART II.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  20

                              CHS ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                           JUNE 30,         DECEMBER 31,
                                                             1998               1997
                                                             ----               ----
                                                           (Unaudited)
                                                    As Restated (SEE NOTE 2)
                      ASSETS
CURRENT ASSETS:
Cash                                                      $    81,883        $    68,806
Cash held in escrow                                            91,675               --
Accounts receivable:
  Trade, less allowance for doubtful accounts
   of $23,195 in 1998 and $18,347 in 1997                     696,613            659,757
  Affiliates                                                   38,850             24,604
                                                          -----------        -----------
                                                              735,463            684,361

Inventories                                                   633,254            693,503
Prepaid expenses and other current assets                      82,141             65,255
                                                          -----------        -----------

          TOTAL CURRENT ASSETS                              1,624,416          1,511,925

PROPERTY AND EQUIPMENT, NET                                    82,878             61,468
COST IN EXCESS OF ASSETS ACQUIRED, NET                        507,472            381,830
OTHER ASSETS                                                   38,293             13,599
                                                          -----------        -----------

                                                          $ 2,253,059        $ 1,968,822
                                                          ===========        ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                           $   422,411        $   309,510
  Accounts payable, trade                                     602,812            771,535
  Accrued liabilities                                          89,958             83,309
  Amounts due to sellers under acquisition agreements         138,986             54,866
  Income taxes payable                                         15,887             12,711
  Deferred income taxes                                         9,255              1,223
                                                          -----------        -----------

          TOTAL CURRENT LIABILITIES                         1,279,309          1,233,154

LONG TERM DEBT                                                232,154             61,556
MINORITY INTEREST                                               6,922              6,348

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares;
     0 shares outstanding                                        --                 --
  Common stock, authorized 100,000,000 shares
     at $.001 par value; 51,656,949 and 48,910,999
     shares outstanding at June 30, 1998
     and December 31, 1997, respectively                           52                 49
  Additional paid-in capital                                  668,644            621,021
  Retained earnings                                            91,189             65,115
  Cumulative foreign currency translation adjustment          (25,211)           (18,421)
                                                          -----------        -----------

          TOTAL SHAREHOLDERS' EQUITY                          734,674            667,764
                                                          -----------        -----------

                                                          $ 2,253,059        $ 1,968,822
                                                          ===========        ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       (in thousands, except share data)

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                                     (Unaudited)                      (Unaudited)
                                              As Restated                      As Restated
                                              (SEE NOTE 2)                    (SEE NOTE 2)
                                                 1998         1997                 1998         1997
                                                 ----         ----                 ----         ----
Net Sales                                    $ 1,769,494    $ 946,955          $ 3,520,832   $ 1,824,058

Cost of goods sold                             1,655,570      876,783            3,284,314     1,691,423
                                             -----------    ---------          -----------   -----------

   Gross profit                                  113,924       70,172              236,518       132,635

Operating expenses                                89,832       52,846              175,546       100,683
                                             -----------    ---------          -----------   -----------

   Operating income                               24,092       17,326               60,972        31,952

Other (income) expense:
   Interest income                                (4,360)      (1,799)              (6,999)       (3,567)
   Interest expense                               16,904        8,018               27,467        14,634
                                             -----------    ---------          -----------   -----------

                                                  12,544        6,219               20,468        11,067
                                             -----------    ---------          -----------   -----------

   Earnings before income taxes and
     minority interest in subsidiaries            11,548       11,107               40,504        20,885

Income taxes                                       4,833        4,147               12,613         6,790
Minority interest in subsidiaries                  1,207          559                1,816           984
                                             -----------    ---------          -----------   -----------

   Net earnings                              $     5,508    $   6,401          $    26,075   $    13,111
                                             ===========    =========          ===========   ===========

Net earnings per common share:
          Basic                              $      0.11    $    0.29          $      0.52   $      0.59
                                             ===========    =========          ===========   ===========

          Diluted                            $      0.10    $    0.28          $      0.47   $      0.57
                                             ===========    =========          ===========   ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                          (Unaudited)
                                                                                As Restated
                                                                                (SEE NOTE 2)
                                                                                     1998               1997
                                                                                     ----               ----
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Net earnings                                                                    $  26,075          $  13,111
  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                   18,610              7,585
     Minority interest in net earnings                                                1,816                983
     Changes in assets and liabilities excluding effects of acquisitions:
       Accounts receivable-trade, net                                                83,649             67,393
       Accounts receivable-affiliates, net                                          (14,247)            (1,115)
       Inventories                                                                  156,147             67,643
       Prepaids and other assets                                                    (13,257)            20,594
       Accounts payable                                                            (325,584)          (153,860)
       Accrued liabilities and income taxes                                           1,033             (9,794)
                                                                                  ---------          ---------

       Net cash (used in) provided by operating activities                          (65,758)            12,540
                                                                                  ---------          ---------

Cash flows from investing activities:
  Purchase of fixed assets                                                          (19,747)            (9,348)
  Acquisitions, net of cash acquired                                                (27,865)             1,641
                                                                                  ---------          ---------

       Net cash (used in) investing activities                                      (47,612)            (7,707)
                                                                                  ---------          ---------

Cash flows from financing activities:
  Proceeds from the issuance of Senior Notes                                        200,000               --
  Net borrowings from (repayments to) banks                                          17,883            (25,049)
  Proceeds from exercising stock options                                                502                956
                                                                                  ---------          ---------

       Net cash provided by (used in) financing activities                          218,385            (24,093)

Effect of exchange rate changes on cash                                                (263)            (3,082)
                                                                                  ---------          ---------

       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             104,752            (22,342)

Cash and cash equivalents at beginning of period                                     68,806             35,137
                                                                                  ---------          ---------

Cash and cash equivalents at end of period                                        $ 173,558          $  12,795
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


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (RESTATED SEE NOTE 2)

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

2.    RESTATEMENT

The Company recently announced the discovery of discrepancies related to the amount of vendor incentives recorded in the fourth quarter of 1998. In coordination with the Company's independent auditors and an investigation by outside attorneys, the Company found that vendor rebates were overstated in the second, third and fourth quarters of 1998. As a result of this discovery, the consolidated financial statements as of June 30, 1998 and September 30, 1998 and the quarters then ended were restated. The accompanying consolidated financial statements as of June 30, 1998 and for the three and six months then ended present restated results.

3.    ACQUISITIONS

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

                                   Six Months Ended June 30,
                             (in thousands, except per share data)

                                       1998             1997
                                       ----             ----
Net sales                          $ 4,311,297      $ 3,774,824
Net earnings                       $     8,807      $     5,599

Net earnings per share-basic       $      0.18      $      0.25
Net earnings per share-diluted     $      0.16      $      0.24


The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1997 or of future results of the combined companies.

4.    NET EARNINGS PER SHARE

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

The following table illustrates the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                             THREE MONTHS ENDED JUNE 30, 1998
                                             --------------------------------
                                              NET        WEIGHTED     PER SHARE
                                            EARNINGS  AVERAGE SHARES    AMOUNT
                                            --------  --------------    ------
Net earnings                                $ 5,508
                                            =======
  Net earnings per share-basic                5,508       51,182       $ 0.11
                                                                       ======
Effect of dilutive shares:
    Stock options and warrants outstanding       --        1,487
    Earn out contingencies                       --        4,350
                                            -------       ------
    Net earnings per share-diluted          $ 5,508       57,019       $ 0.10
                                            =======       ======       ======

                                              THREE MONTHS ENDED JUNE 30, 1997
                                              --------------------------------
                                              NET        WEIGHTED     PER SHARE
                                            EARNINGS  AVERAGE SHARES    AMOUNT
                                            --------  --------------    ------
Net earnings                                $ 6,401
                                            =======
  Net earnings per share-basic                6,401       22,091       $ 0.29
                                                                       ======
Effect of dilutive shares:
  Stock options and warrants outstanding         --          843
  Earn out contingencies                         --          266
                                            -------       ------

  Net earnings per share-diluted            $ 6,401       23,200       $ 0.28
                                            =======       ======       ======


                                               SIX MONTHS ENDED JUNE 30, 1998
                                               ------------------------------
                                              NET        WEIGHTED     PER SHARE
                                            EARNINGS  AVERAGE SHARES    AMOUNT
                                            --------  --------------    ------
Net earnings                                $26,075
                                            =======
  Net earnings per share-basic               26,075       50,458       $ 0.52
                                                                       ======
Effect of dilutive shares:
  Stock options and warrants outstanding         --        1,491

  Earn out contingencies                         --        3,805
                                            -------       ------

  Net earnings per share-diluted            $26,075       55,754       $ 0.47
                                            =======       ======       ======

                                               SIX MONTHS ENDED JUNE 30, 1998
                                               ------------------------------
                                              NET        WEIGHTED     PER SHARE
                                            EARNINGS  AVERAGE SHARES    AMOUNT
                                            --------  --------------    ------

Net earnings                                $13,111
                                            =======
  Net earnings per share-basic              $13,111       22,065       $ 0.59
                                                                       ======
Effect of dilutive shares:
  Stock options and warrants outstanding         --          747
  Earn out contingencies                         --          133
                                                          ------

  Net earnings per share-diluted            $13,111       22,945       $ 0.57
                                            =======       ======       ======

5.    COMPREHENSIVE INCOME

Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $19.3 million and $5.9 million for the six months ended June 30, 1998 and 1997, respectively, and $2.8 million and $7.5 million for the three months ended June 30, 1998 and 1997 respectively. The primary difference from net income as reported is the change in cumulative foreign currency translation adjustment.

6.    LONG TERM DEBT

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


                                                                         AS OF JUNE 30, 1998
                                           -------------------------------------------------------------------------------
                                               CHS                               NON-
                                           ELECTRONICS,      GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                           -----------      -----------      -----------      ------------     -----------
Cash                                       $    16,667      $       166      $   156,725      $      --        $  173,558
Accounts receivable                             25,125            1,317          709,021             --           735,463
Intercompany receivables                       279,717            1,394             --           (281,111)           --
Inventories                                       --               --            633,254             --           633,254
Other current assets                             1,735              664           79,742             --            82,141
                                           -----------      -----------      -----------      -----------      ----------
   Total current assets                        323,244            3,541        1,578,742         (281,111)      1,624,416

Property and equipment, net                      2,785               68           80,025             --            82,878
Cost in excess of assets acquired, net            --               --            507,472             --           507,472
Investements in affiliated companies           749,226        1,379,869             --         (2,129,095)           --
Other assets                                    15,041             --             23,252             --            38,293
                                           -----------      -----------      -----------      -----------      ----------
   Total assets                            $ 1,090,296      $ 1,383,478      $ 2,189,491      $(2,410,206)     $2,253,059
                                           ===========      ===========      ===========      ===========      ==========

Notes payable                              $      --        $       700      $   421,711      $      --        $  422,411
Intercompany payables                             --            148,958          132,153         (281,111)           --
Accounts payable                                  (318)              98          603,032             --           602,812
Accrued expenses                                 9,492              284           80,182             --            89,958
Amounts due to sellers                         138,986             --               --               --           138,986
Income taxes payable and other                     854           (1,427)          25,715             --            25,142
                                           -----------      -----------      -----------      -----------      ----------
   Total current liabilities                   149,014          148,613        1,262,793         (281,111)      1,279,309
Long term debt                                 200,000             --             32,154             --           232,154
Minority interests                                --               --               --              6,922           6,922

Shareholders' equity                           741,282        1,234,865          894,544       (2,136,017)        734,674
                                           -----------      -----------      -----------      -----------      ----------

                                           $ 1,090,296      $ 1,383,478      $ 2,189,491      $(2,410,206)     $2,253,059
                                           ===========      ===========      ===========      ===========      ==========


                                                                         AS OF JUNE 30, 1997
                                           -------------------------------------------------------------------------------
                                               CHS                               NON-
                                           ELECTRONICS,      GUARANTORS       GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                           -----------      -----------      -----------      ------------     -----------
Cash                                       $       400      $      --        $    12,395      $      --        $   12,795
Accounts receivable                              1,160             --            343,842             --           345,002
Intercompany receivables                       114,219             --             43,596         (157,815)           --
Inventories                                       --               --            310,919             --           310,919
Other current assets                             1,238             --             42,065             --            43,303
                                           -----------      -----------      -----------      -----------      ----------
   Total current assets                        117,017             --            752,817         (157,815)        712,019

Property and equipment, net                      2,369                1           40,548             --            42,918
Cost in excess of assets acquired, net            --               --             90,156             --            90,156
Investements in affiliated companies            96,008          284,873             --           (380,881)           --
Other assets                                      --               --              7,023             --             7,023
                                           -----------      -----------      -----------      -----------      ----------
   Total assets                            $   215,394      $   284,874      $   890,544      $  (538,696)     $  852,116
                                           ===========      ===========      ===========      ===========      ==========

Notes payable                              $      --        $      --        $   160,004      $      --        $  160,004
Intercompany payables                           45,824          111,991             --           (157,815)           --
Accounts payable                                   505            1,871          399,091             --           401,467
Accrued expenses                                13,651           31,297            3,634             --            48,582
Amounts due to sellers                          32,536             --               --               --            32,536
Income taxes payable and other                     134             (245)           6,105             --             5,994
                                           -----------      -----------      -----------      -----------      ----------
   Total current liabilities                    92,650          144,914          568,834         (157,815)        648,583
Long term debt                                    --               --             60,194             --            60,194
Minority interests                                --               --               --              5,038           5,038

Shareholders' equity                           122,744          139,960          261,516         (385,919)        138,301
                                           -----------      -----------      -----------      -----------      ----------
                                           $   215,394      $   284,874      $   890,544      $  (538,696)     $  852,116
                                           ===========      ===========      ===========      ===========      ==========


                                                                     SIX MONTHS ENDED JUNE 30, 1998
                                             --------------------------------------------------------------------------
                                                 CHS                            NON-
                                             ELECTRONICS,   GUARANTORS       GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                             -----------    -----------      -----------    ------------   ------------
Net sales                                      $   --         $     31       $3,520,801      $   --         $3,520,832
Cost of goods sold                                 --             (352)       3,284,666          --          3,284,314
                                               --------       --------       ----------      --------       ----------
  Gross profit                                     --              383          236,135          --            236,518
Operating expenses                                  331            373          174,842          --            175,546
                                               --------       --------       ----------      --------       ----------
  Operating income (loss)                          (331)            10           61,293          --             60,972
Other (income) expense, net                       1,850            200           18,418          --             20,468
                                               --------       --------       ----------      --------       ----------
  Earnings (loss) before income taxes and
    minority interest in subsidiaries            (2,181)          (190)          42,875          --             40,504
Provision for income taxes                          381            (73)          12,305          --             12,613
Equity in (earnings) of affiliated
    companies, net of tax                       (43,427)       (45,275)            --          88,702             --
Minority interest                                  --             --               --           1,816            1,816
                                               --------       --------       ----------      --------       ----------
Net earnings                                   $ 40,865       $ 45,158       $   30,570      $(90,518)      $   26,075
                                               ========       ========       ==========      ========       ==========


                                                                    SIX MONTHS ENDED JUNE 30, 1997
                                             --------------------------------------------------------------------------
                                                 CHS                            NON-
                                             ELECTRONICS,   GUARANTORS       GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                             -----------    -----------      -----------    ------------   ------------
Net sales                                      $   --         $   --         $1,824,058      $   --         $1,824,058
Cost of goods sold                                 --             --          1,691,423          --          1,691,423
                                               --------       --------       ----------      --------       ----------
  Gross profit                                     --             --            132,635          --            132,635
Operating expenses                               (1,742)             1          102,424          --            100,683
                                               --------       --------       ----------      --------       ----------
  Operating income                                1,742             (1)          30,211          --             31,952
Other (income) expense, net                       1,218            635            9,214          --             11,067
                                               --------       --------       ----------      --------       ----------
  Earnings before income taxes and
    minority interest in subsidiaries               524           (636)          20,997          --             20,885
Provision for income taxes                          871            245            5,674          --              6,790
Equity in (earnings) of affiliated
    companies, net of tax                       (13,458)       (14,154)            --          27,612             --
Minority interest                                  --             --               --             984              984
                                               --------       --------       ----------      --------       ----------
Net earnings                                   $ 13,111       $ 13,273       $   15,323      $(28,596)      $   13,111
                                               ========       ========       ==========      ========       ==========


                                                                    THREE MONTHS ENDED JUNE 30, 1998
                                             --------------------------------------------------------------------------
                                                 CHS                            NON-
                                             ELECTRONICS,   GUARANTORS       GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                             -----------    -----------      -----------    ------------   ------------
Net sales                                      $   --         $   --         $1,769,494      $   --         $1,769,494
Cost of goods sold                                 --              (62)       1,655,632          --          1,655,570
                                               --------       --------       ----------      --------       ----------
  Gross profit                                     --               62          113,862          --            113,924
Operating expenses                               (2,137)           360           91,609          --             89,832
                                               --------       --------       ----------      --------       ----------
  Operating income (loss)                         2,137           (298)          22,253          --             24,092
Other (income) expense, net                       2,419             54           10,071          --             12,544
                                               --------       --------       ----------      --------       ----------
  Earnings (loss) before income taxes and
    minority interest in subsidiaries              (282)          (352)          12,182          --             11,548
Provision for income taxes                           71           (135)           4,897          --              4,833
Equity in (earnings) of affiliated
    companies, net of tax                       (20,651)       (22,694)            --          43,345             --
Minority interest                                  --             --               --           1,207            1,207
                                               --------       --------       ----------      --------       ----------
Net earnings                                   $ 20,298       $ 22,477       $    7,285      $(44,552)      $    5,508
                                               ========       ========       ==========      ========       ==========


                                                                          THREE MONTHS ENDED JUNE 30, 1997
                                                     -------------------------------------------------------------------------
                                                         CHS                          NON-
                                                     ELECTRONICS,    GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                     -----------     ----------     -----------    ------------   ------------
Net sales                                              $   --         $  --         $ 946,955       $   --         $ 946,955
Cost of goods sold                                         --            --           876,783           --           876,783
                                                       --------       -------       ---------       --------       ---------
  Gross profit                                             --            --            70,172           --            70,172
Operating expenses                                       (1,161)            1          54,006           --            52,846
                                                       --------       -------       ---------       --------       ---------
  Operating income                                        1,161            (1)         16,166           --            17,326
Other (income) expense, net                                 815           635           4,769           --             6,219
                                                       --------       -------       ---------       --------       ---------
Earnings before income taxes and
  minority interest in subsidiaries                         346          (636)         11,397           --            11,107
Provision for income taxes                                  107           245           3,775             20           4,147
Equity in (earnings) of affiliated
  companies, net of tax                                  (6,161)       (6,886)           --           13,047            --
Minority interest                                          --            --              --              559             559
                                                       --------       -------       ---------       --------       ---------
Net earnings                                           $  6,400       $ 6,005       $   7,622       $(13,626)      $   6,401
                                                       ========       =======       =========       ========       =========


                                                                               SIX MONTHS ENDED JUNE 30, 1998
                                                       -----------------------------------------------------------------------
                                                          CHS                          NON-
                                                       ELECTRONICS,   GUARANTORS    GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                       -----------    -----------   ----------     ------------   ------------
Net cash provided (used) in operating activities       $   --         $  --         $ (65,758)      $   --         $ (65,758)
Net cash provided (used) in investment activities       (34,559)         --           (13,053)          --           (47,612)
Net cash provided (used) in financing activities         48,859           166         169,360           --           218,385
Effect of exchange rate                                    --            --              (263)          --              (263)
Cash at beginning                                         2,367          --            66,439           --            68,806
Cash at end                                            $ 16,667       $   166       $ 156,725       $   --         $ 173,558


                                                                               SIX MONTHS ENDED JUNE 30, 1997
                                                       -----------------------------------------------------------------------
                                                          CHS                          NON-
                                                       ELECTRONICS,   GUARANTORS    GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                       -----------    -----------   ----------     ------------   ------------
Net cash provided (used) in operating activities       $   --         $  --         $  12,540       $   --         $  12,540
Net cash provided (used) in investing activities          1,641          --            (9,348)          --            (7,707)
Net cash provided (used) in financing activities         (1,817)         --           (22,276)          --           (24,093)
Effect of exchange rate                                    --            --            (3,082)          --            (3,082)
Cash at beginning                                           576          --            34,561           --            35,137
Cash at end                                            $    400       $  --         $  12,395       $   --         $  12,795

7. COMMON STOCK

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

8. CONTINGENCIES

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

9. RELATED PARTY TRANSACTIONS

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

At June 30, 1998, the Company carried a receivable from Comtrad and Comtrad Holdings, Inc. (CHI) in an amount of $18.8 million. CHI, and its wholly owned subsidiary, Comtrad, are controlled by the Chief Executive Officer of the Company and a member of the Board of Directors has a minority interest. This receivable is in the form of a promissory note which Comtrad and CHI have collateralized with all of their net assets. The principal asset of CHI and Comtrad is shares of CHS common stock. Interest is charged on the promissory note at prime rate. The amount is due on demand.

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. The acquisitions since January 1, 1997 are shown below:

    OPERATING SUBSIDIARY                          CHS ACQUISITION SERVICE AREA                  DATE
    --------------------                          ----------------------------                  ----
Arena                                        Turkey                                            May 1998
Armada                                       Turkey                                            May 1998
Merisel Russia                               Russia                                            May 1998
Raphael Informatika                          Italy                                             May 1998
Aptec                                        Middle East                                       May 1998
SiS Distributors (1)                         China, Malaysia, Singapore and Vietnam            March 1998
TH' Systems                                  Czech Republic, Poland, Hungary and Slovakia      February 1998
ARC Spain                                    Spain                                             January 1998
Micro Informatica                            Latin America                                     January 1998
CHS Nexsys                                   Colombia                                          December 1997
CHS Ledakon (2)                              Colombia                                          November 1997
CHS Romak                                    Ireland                                           October 1997
Compexpress                                  Brazil                                            October 1997
Santech                                      Norway, Sweden and Denmark                        October 1997
Lars Krull                                   Denmark, Norway and Sweden                        August 1997
Karma                                        Europe, Middle East and China                     August 1997
Ameritech Exports                            Latin America                                     August 1997
Ameritech Argentina                          Argentina                                         August 1997
Atlantis Skupina (3)                         Slovenia                                          August 1997
CHS Dinexim                                  Latin America                                     May 1997
CHS Access and Agora                         Czech Republic                                    May 1997
CHS International High Tech Africa Marketing Africa                                            April 1997
CHS Frank & Walter (4)                       Germany                                           March 1997
CHS Estonia                                  Estonia                                           January 1997
CHS Infocentro de Chile                      Chile                                             January 1997

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

GROSS PROFIT. Gross profit increased $43.7 million, or 62.3%, from $70.2 million in second quarter 1997 to $113.9 million in second quarter 1998 due principally to acquisitions. Newly acquired companies contributed $47.6 million of gross profit. Gross profit of subsidiaries consolidated for both 1998 and 1997 second quarters, decreased $9.5 million, or 13.5%.

Gross margin was 6.4% for the quarter ended June 30, 1998 and 7.4% for the quarter ended June 30, 1997. The decrease in gross margin was caused by increased competitive pressure in all markets and the acquisition of the Karma operation, which has a lower gross margin that the remainder of the Company due to the nature of the products sold. The Company believes gross margins in its distribution to reseller business in the future may be lower due to competitive pressure but is attempting to offset the decrease through expansion of enterprise system distribution and distribution of private label products.

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

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest was 42% in second quarter 1998 and 37% in second quarter 1997. The change is due to a higher proportion of income earned in jurisdictions with higher tax rates, by losses in subsidiaries with no tax benefit and increased non-deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1998 principally due to the proportion of income expected in jurisdictions with lower tax rates and also its ability to use remaining net operating loss carryforwards from certain subsidiaries.

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

GROSS PROFIT. Gross profit increased $103.9 million, or 78.3%, from $132.6 million in the six months ended June 30, 1997 to $236.5 million in the six months ended June 30, 1998 due principally to acquisitions and, to a lesser extent, internal growth. Newly acquired companies contributed $93.1 million of gross profit. Gross profit of subsidiaries consolidated for both six month periods ended June 30, 1998 and 1997, grew $10.7 million, or 8.1%.

Gross margin was 6.7% for the six months ended June 30, 1998 and 7.3% for the six months ended June 30, 1997. The decrease in gross margin was caused by increased competitive pressure in all markets and the acquisition of the Karma operation, which has a lower gross margin that the remainder of the Company due to the nature of the products sold. The Company believes gross margins in its distribution to reseller business in the future may be lower due to competitive pressure but is attempting to offset the decrease through expansion of enterprise system distribution and distribution of private label products.

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

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest was 31% in six months ended June 30, 1998 and 33% in six months ended June 30, 1997. The change is due to a higher proportion of income earned in jurisdictions with higher tax rates, by losses in subsidiaries with no tax benefit and increased non-deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1998 principally due to the proportion of income expected in jurisdictions with lower tax rates and also its ability to use remaining net operating loss carryforwards from certain subsidiaries.

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

REPORTS ON FORM 8-K

1. On April 22, 1998, a report on Form 8-K was filed, under Item 5, Other Events, to report the issuance of a press release dated April 13, 1998 relating to the closing of the Company's sale of $200,000,000 9 7/8% Senior Notes due 2005.

EXHIBITS

27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS ELECTRONICS, INC.
(Registrant)
August 13, 1998                    BY /s/ ANTONIO BOCCALANDRO
                                      ------------------------
                                      ANTONIO BOCCALANDRO
                                      Secretary

August 13, 1998                    BY /s/ CRAIG S. TOLL
                                      ------------------
                                      CRAIG S. TOLL
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

27                Financial Data Schedule