Form 10-Q/A
period 1998-09-30
CHS ELECTRONICS INC
filed 1999-04-01
CIK 924374

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

                           CHS ELECTRONICS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                 1998             1997
                                                                            -------------     -----------
                                                                             (Unaudited)
                                                                             As Restated
                                                                             (SEE NOTE 2)
                                   ASSETS
CURRENT ASSETS:
  Cash                                                                       $   184,227       $    68,806
  Accounts receivable:
    Trade, less allowance for doubtful accounts
      of $33,116 in 1998 and $18,347 in 1997                                     938,735           659,757
    Affiliates                                                                    46,806            24,604
                                                                             -----------       -----------
                                                                                 985,541           684,361

  Inventories                                                                    830,263           693,503
  Prepaid expenses and other current assets                                       90,035            65,255
                                                                             -----------       -----------

          TOTAL CURRENT ASSETS                                                 2,090,066         1,511,925

PROPERTY AND EQUIPMENT, NET                                                      105,656            61,468
COST IN EXCESS OF ASSETS ACQUIRED, NET                                           620,452           381,830
OTHER ASSETS                                                                      40,413            13,599
                                                                             -----------       -----------

                                                                             $ 2,856,587       $ 1,968,822
                                                                             ===========       ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                              $   519,887       $   309,510
  Accounts payable, trade                                                      1,024,788           771,535
  Accrued liabilities                                                            100,591            83,309
  Amounts due to sellers under acquisition agreements                            141,215            54,866
  Income taxes payable                                                            14,536            12,711
  Deferred income taxes                                                            4,277             1,223
                                                                             -----------       -----------

          TOTAL CURRENT LIABILITIES                                            1,805,294         1,233,154

LONG TERM DEBT                                                                   271,833            61,556
MINORITY INTEREST                                                                  8,991             6,348

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares; 0 shares outstanding                --                --
  Common stock, authorized 100,000,000 shares at $.001 par value;
     52,482,966 and 48,910,999 shares outstanding at September 30, 1998
     and December 31, 1997, respectively                                              53                49
  Additional paid-in capital                                                     682,365           621,021
  Retained earnings                                                               97,833            65,115
  Cumulative foreign currency translation adjustment                              (9,782)          (18,421)
                                                                             -----------       -----------

          TOTAL SHAREHOLDERS' EQUITY                                             770,469           667,764
                                                                             -----------       -----------

                                                                             $ 2,856,587       $ 1,968,822
                                                                             ===========       ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except share data)

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                     (Unaudited)                         (Unaudited)
                                            As Restated                         As Restated
                                            SEE NOTE 2                          SEE NOTE 2
                                               1998              1997              1998               1997
                                           ------------      -----------       ------------      -----------
Net sales                                  $ 2,166,943       $ 1,097,567       $ 5,687,775       $ 2,921,625

Cost of goods sold                           2,025,607         1,012,623         5,309,921         2,704,046
                                           -----------       -----------       -----------       -----------

  Gross profit                                 141,336            84,944           377,854           217,579

Operating expenses                             112,130            63,041           287,676           163,724
                                           -----------       -----------       -----------       -----------

  Operating income                              29,206            21,903            90,178            53,855

Other (income) expense:
  Interest income                               (3,966)           (3,243)          (10,964)           (6,809)
  Interest expense                              20,346             8,533            47,813            23,167
                                           -----------       -----------       -----------       -----------

                                                16,380             5,290            36,849            16,358
                                           -----------       -----------       -----------       -----------

  Earnings before income taxes and
    minority interest in subsidiaries           12,826            16,613            53,329            37,497

Income taxes                                     5,357             4,785            17,968            11,575
Minority interest in subsidiaries                  826               392             2,643             1,375
                                           -----------       -----------       -----------       -----------

  Net earnings                             $     6,643       $    11,436       $    32,718       $    24,547
                                           ===========       ===========       ===========       ===========

Net earnings per common share:

          Basic                            $      0.13       $      0.28       $      0.64       $      0.86
                                           ===========       ===========       ===========       ===========

          Diluted                          $      0.12       $      0.26       $      0.61       $      0.81
                                           ===========       ===========       ===========       ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                       (Unaudited)
                                                                                   1998            1997
                                                                                ----------      ----------
                                                                                As Restated
                                                                                SEE NOTE 2
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Net earnings                                                                  $  32,718       $  24,547
  Adjustments to reconcile net earnings to net cash (used in)
    operating activities:
      Depreciation and amortization                                                29,150          12,770
      Minority interest in net earnings                                             2,643           1,375
      Changes in assets and liabilities excluding effects of acquisitions:
        Accounts receivable-trade, net                                            (22,884)          3,271
        Accounts receivable-affiliates, net                                       (22,203)        (16,024)
        Inventories                                                                50,412          (4,777)
        Prepaids and other assets                                                 (16,561)        (29,947)
        Accounts payable                                                          (50,036)       (115,834)
        Accrued liabilities and income taxes                                       (8,920)        (41,264)
                                                                                ---------       ---------

         Net cash (used in) operating activities                                   (5,681)       (165,883)
                                                                                ---------       ---------

Cash flows from investing activities:
  Purchase of fixed assets                                                        (33,045)        (14,713)
  Acquisitions, net of cash acquired                                             (177,931)        (73,212)
                                                                                ---------       ---------

         Net cash (used in) investing activities                                 (210,976)        (87,925)
                                                                                ---------       ---------

Cash flows from financing activities:
  Proceeds from public offering                                                      --           428,217
  Proceeds from the issuance of Senior Notes                                      200,000            --
  Net borrowings from (repayments to) banks                                       129,665         (51,921)
  Proceeds from exercising stock options                                            1,171           4,206
  Repurchase of shares                                                               (371)           --
                                                                                ---------       ---------

         Net cash provided by financing activities                                330,465         380,502

Effect of exchange rate changes on cash                                             1,613          (3,386)
                                                                                ---------       ---------

         INCREASE IN CASH AND CASH EQUIVALENTS                                    115,421         123,308

Cash and cash equivalents at beginning of period                                   68,806          35,137
                                                                                ---------       ---------

Cash and cash equivalents at end of period                                      $ 184,227       $ 158,445
                                                                                =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (continued)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1998         1997
                                                       --------     --------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                             $35,109      $19,417
  Income taxes                                         $10,454      $10,496

Non cash investing and financing activities:

These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions.

The components of the transactions in each period are as follows:


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            1998         1997
                                                          --------     --------

Fair value of assets acquired including cash acquired     $503,617      $323,629
Less:  Common stock or other consideration issued           60,547        95,728
                                                          --------      --------

Liabilities assumed                                       $443,070      $227,901
                                                          ========      ========


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

2.   RESTATEMENT

The Company recently announced the discovery of discrepancies related to the amount of vendor incentives recorded in the fourth quarter of 1998. In coordination with the Company's independent auditors and an investigation by outside attorneys, the Company found that vendor rebates were overstated in the second, third and fourth quarters of 1998. As a result of this discovery, the consolidated financial statements as of June 30, 1998 and September 30, 1998 and the quarters then ended were restated. The accompanying consolidated financial statements as of September 30, 1998 and for the three and nine months then ended present restated results.

3.   ACQUISITIONS

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

                         Nine Months Ended September 30,
                      (in thousands, except per share data)

                                          1998               1997
                                     -------------      -------------
Net sales                            $   6,494,821      $   5,630,755
Net earnings                         $      15,737             (9,071)

Net earnings per share- basic        $        0.31      $       (0.32)
Net earnings per share- diluted      $        0.29      $       (0.30)

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

The following table illustrates the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                           THREE MONTHS ENDED SEPTEMBER 30, 1998
                                           -------------------------------------
                                             NET          WEIGHTED     PER SHARE
                                           EARNINGS    AVERAGE SHARES   AMOUNT
                                           --------    --------------  ---------
Net earnings                                $6,643
                                            ======
  Net earnings per share- basic              6,643        52,439        $0.13
                                                                        =====
Effect of dilutive shares:
  Stock options and warrants outstanding      --           1,007
  Earn out contingencies                      --           2,403
                                            ------        ------        -----
    Net earnings per share- diluted         $6,643        55,849        $0.12
                                            ======        ======        =====

                                           THREE MONTHS ENDED SEPTEMBER 30, 1997
                                           -------------------------------------
                                             NET          WEIGHTED     PER SHARE
                                           EARNINGS    AVERAGE SHARES   AMOUNT
                                           --------    --------------  ---------

Net earnings                                $11,436
                                            =======
  Net earnings per share- basic              11,436        40,692        $0.28
                                                                         =====
Effect of dilutive shares:
  Stock options and warrants outstanding       --           1,962
  Earn out contingencies                       --             986
                                            -------       -------

    Net earnings per share-diluted          $11,436        43,640        $0.26
                                            =======       =======        =====


                                            NINE MONTHS ENDED SEPTEMBER 30, 1998
                                           -------------------------------------
                                             NET          WEIGHTED     PER SHARE
                                           EARNINGS    AVERAGE SHARES   AMOUNT
                                           --------    --------------  ---------

Net earnings                                $32,718
                                            =======
  Net earnings per share- basic              32,718        51,135        $0.64
                                                                         =====
Effect of dilutive shares:
  Stock options and warrants outstanding       --           1,330
  Earn out contingencies                       --           1,469
                                            -------       -------

    Net earnings per share-diluted          $32,718        53,934        $0.61
                                            =======       =======        =====


                                            NINE MONTHS ENDED SEPTEMBER 30, 1997
                                           -------------------------------------
                                             NET          WEIGHTED     PER SHARE
                                           EARNINGS    AVERAGE SHARES   AMOUNT
                                           --------    --------------  ---------

Net earnings                                $24,547
                                            =======
  Net earnings per share- basic             $24,547        28,412        $0.86
                                                                         =====
Effect of dilutive shares:
  Stock options and warrants outstanding       --           1,395
  Earn out contingencies                       --             448
                                            -------       -------

    Net earnings per share-diluted          $24,547        30,255        $0.81
                                            =======       =======        =====

5.       COMPREHENSIVE INCOME

Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $41.4 million and $15.7 million for the nine months ended September 30, 1998 and 1997, respectively, and $22.1 million and $9.8 million for the three months ended September 30, 1998 and 1997 respectively. The primary difference from net income as reported is the change in cumulative foreign currency translation adjustment.

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

                                                                        AS OF SEPTEMBER 30, 1998
                                         --------------------------------------------------------------------------------------
                                               CHS                                 NON-
                                         ELECTRONICS, INC.    GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                         -----------------   ------------      ------------      ------------      ------------
Cash                                        $     2,882      $        39       $   181,306       $      --         $   184,227
Accounts receivable                              20,206              521           964,814              --             985,541
Intercompany receivables                        333,838            1,133              --            (334,971)             --
Inventories                                        --               --             830,263              --             830,263
Other current assets                              2,338              711            86,986              --              90,035
                                            -----------      -----------       -----------       -----------       -----------
     Total current assets                       359,264            2,404         2,063,369          (334,971)        2,090,066

Property and equipment, net                       3,030            2,094           100,532              --             105,656
Cost in excess of assets acquired, net             --               --             620,452              --             620,452
Investments in affiliated companies             782,738        1,416,287              --          (2,199,025)             --
Other assets                                     16,663             --              23,750              --              40,413
                                            -----------      -----------       -----------       -----------       -----------
     Total assets                           $ 1,161,695      $ 1,420,785       $ 2,808,103       $(2,533,996)      $ 2,856,587
                                            ===========      ===========       ===========       ===========       ===========

Notes payable                               $      --        $       479       $   519,408       $      --         $   519,887
Intercompany payables                             3,275          149,017           182,679          (334,971)             --
Accounts payable                                 10,731               78         1,013,979              --           1,024,788
Accrued expenses                                 13,837              143            86,611              --             100,591
Amounts due to sellers                          141,215             --                --                --             141,215
Income taxes payable and other                      553           (1,427)           19,687              --              18,813
                                            -----------      -----------       -----------       -----------       -----------
     Total current liabilities                  169,611          148,290         1,822,364          (334,971)        1,805,294
Long term debt                                  200,000            1,551            70,282              --             271,833
Minority interests                                 --               --                --               8,991             8,991

Shareholders' equity                            792,084        1,270,944           915,457        (2,208,016)          770,469
                                            -----------      -----------       -----------       -----------       -----------

                                            $ 1,161,695      $ 1,420,785       $ 2,808,103       $(2,533,996)      $ 2,856,587
                                            ===========      ===========       ===========       ===========       ===========

                                                                         AS OF SEPTEMBER 30, 1997
                                         --------------------------------------------------------------------------------------
                                               CHS                                 NON-
                                         ELECTRONICS, INC.    GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                         -----------------   ------------      ------------      ------------      ------------
Cash                                        $    66,391       $      --         $    92,054       $      --         $   158,445
Accounts receivable                              15,311              --             469,642              --             484,953
Intercompany receivables                        287,580              --                --            (287,580)             --
Inventories                                        --                --             520,376              --             520,376
Other current assets                              3,030              --              65,957              --              68,987
                                            -----------       -----------       -----------       -----------       -----------
     Total current assets                       372,312              --           1,148,029          (287,580)        1,232,761

Property and equipment, net                       2,268                 1            50,130              --              52,399
Cost in excess of assets acquired, net             --                --             215,614              --             215,614
Investments in affiliated companies             281,671           327,079              --            (608,750)             --
Other assets                                       --                --              47,925              --              47,925
                                            -----------       -----------       -----------       -----------       -----------
     Total assets                           $   656,251       $   327,080       $ 1,461,698       $  (896,330)      $ 1,548,699
                                            ===========       ===========       ===========       ===========       ===========

Notes payable                               $      --         $      --         $   161,450       $      --         $   161,450
Intercompany payables                             1,329           144,992           141,259          (287,580)             --
Accounts payable                                    527              --             610,763              --             611,290
Accrued expenses                                  6,467              --              50,455              --              56,922
Amounts due to sellers                             --                --                --                --                --
Income taxes payable and other                     (432)             (243)           13,073              --              12,398
                                            -----------       -----------       -----------       -----------       -----------
     Total current liabilities                    7,891           144,749           977,000          (287,580)          842,060
Long term debt                                     --                --              53,138              --              53,138
Minority interests                                 --                --                --               5,141             5,141

Shareholders' equity                            648,360           182,331           431,560          (613,891)          648,360
                                            -----------       -----------       -----------       -----------       -----------

                                            $   656,251       $   327,080       $ 1,461,698       $  (896,330)      $ 1,548,699
                                            ===========       ===========       ===========       ===========       ===========

SEE NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1998
                                         ----------------------------------------------------------------------------------
                                                 CHS                              NON-
                                          ELECTRONICS, INC.   GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                          -----------------  ------------     ------------    ------------     ------------
Net sales                                    $     --         $       31       $5,687,744      $     --         $5,687,775
Cost of goods sold                                 --               (352)       5,310,273            --          5,309,921
                                             ----------       ----------       ----------      ----------       ----------
  Gross profit                                     --                383          377,471            --            377,854
Operating expenses                                3,182              652          283,842            --            287,676
                                             ----------       ----------       ----------      ----------       ----------
  Operating income (loss)                        (3,182)            (269)          93,629            --             90,178
Other (income) expense, net                       5,854              254           30,741            --             36,849
                                             ----------       ----------       ----------      ----------       ----------
  Earnings (loss) before income taxes and
    minority interest in subsidiaries            (9,036)            (523)          62,888            --             53,329
Provision for income taxes                         (109)            (201)          18,278            --             17,968
Equity in (earnings) of affiliated
    companies, net of tax                       (72,962)         (73,474)            --           146,436             --
Minority interest                                  --               --               --             2,643            2,643
                                             ----------       ----------       ----------      ----------       ----------
Net earnings                                 $   64,035       $   73,152       $   44,610      $ (149,079)      $   32,718
                                             ==========       ==========       ==========      ==========       ==========

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1997
                                         --------------------------------------------------------------------------------
                                                CHS                             NON-
                                         ELECTRONICS, INC.   GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                         -----------------  ------------    ------------    ------------     ------------
Net sales                                  $     --         $     --         $2,921,625      $     --         $2,921,625
Cost of goods sold                               --               --          2,704,046            --          2,704,046
                                           ----------       ----------       ----------      ----------       ----------
  Gross profit                                   --               --            217,579            --            217,579
Operating expenses                             (6,935)               1          170,658            --            163,724
                                           ----------       ----------       ----------      ----------       ----------
  Operating income                              6,935               (1)          46,921            --             53,855
Other (income) expense, net                    (1,039)             892           16,505            --             16,358
                                           ----------       ----------       ----------      ----------       ----------
  Earnings before income taxes and
    minority interest in subsidiaries           7,974             (893)          30,416            --             37,497
Provision for income taxes                         47             (244)          11,772            --             11,575
Equity in (earnings) of affiliated
    companies, net of tax                     (16,620)         (21,728)            --            38,348             --
Minority interest                                --               --               --             1,375            1,375
                                           ----------       ----------       ----------      ----------       ----------
Net earnings                               $   24,547       $   21,079       $   18,644      $  (39,723)      $   24,547
                                           ==========       ==========       ==========      ==========       ==========

                                                                  THREE MONTHS ENDED SEPTEMBER 30, 1998
                                           ----------------------------------------------------------------------------------
                                                  CHS                              NON-
                                           ELECTRONICS, INC.    GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                           -----------------   ------------     ------------    ------------     ------------
Net sales                                      $     --         $     --         $2,166,943      $     --         $2,166,943
Cost of goods sold                                   --               --          2,025,607            --          2,025,607
                                               ----------       ----------       ----------      ----------       ----------
  Gross profit                                       --               --            141,336            --            141,336
Operating expenses                                  2,851              279          109,000            --            112,130
                                               ----------       ----------       ----------      ----------       ----------
  Operating income (loss)                          (2,851)            (279)          32,336            --             29,206
Other (income) expense, net                         4,004               54           12,322            --             16,380
                                               ----------       ----------       ----------      ----------       ----------
  Earnings (loss) before income taxes and
    minority interest in subsidiaries              (6,855)            (333)          20,014            --             12,826
Provision for income taxes                           (490)            (128)           5,975            --              5,357
Equity in (earnings) of affiliated
    companies, net of tax                         (29,535)         (28,199)            --            57,734             --
Minority interest                                    --               --               --               826              826
                                               ----------       ----------       ----------      ----------       ----------
Net earnings                                   $   23,170       $   27,994       $   14,039      $  (58,560)      $    6,643
                                               ==========       ==========       ==========      ==========       ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                              THREE MONTHS ENDED SEPTEMBER 30, 1997
                                       ---------------------------------------------------------------------------------
                                              CHS                              NON-
                                       ELECTRONICS, INC.   GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                       -----------------  ------------     ------------    ------------     ------------

Net sales                                 $     --         $     --         $1,097,567      $     --         $1,097,567
Cost of goods sold                              --               --          1,012,623            --          1,012,623
                                          ----------       ----------       ----------      ----------       ----------
  Gross profit                                  --               --             84,944            --             84,944
Operating expenses                            (5,193)            --             68,234            --             63,041
                                          ----------       ----------       ----------      ----------       ----------
  Operating income                             5,193             --             16,710            --             21,903
Other (income) expense, net                   (2,257)             257            7,290            --              5,290
                                          ----------       ----------       ----------      ----------       ----------
Earnings before income taxes and
   minority interest in subsidiaries           7,450             (257)           9,420            --             16,613
Provision for income taxes                      (824)            (489)           6,098            --              4,785
Equity in (earnings) of affiliated
    companies, net of tax                     (3,162)          (7,574)            --            10,736             --
Minority interest                               --               --               --               392              392
                                          ----------       ----------       ----------      ----------       ----------
Net earnings                              $   11,436       $    7,806       $    3,322      $  (11,128)      $   11,436
                                          ==========       ==========       ==========      ==========       ==========

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                  -------------------------------------------------------------------------------
                                                         CHS                            NON-
                                                  ELECTRONICS, INC.   GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                  -----------------  ------------   ------------    ------------     ------------
Net cash provided (used) in operating activities      $    --         $    --         $  (5,681)      $   --          $  (5,681)
Net cash provided (used) in investing activities       (200,286)           (127)        (10,563)          --           (210,976)
Net cash provided (used) in financing activities        200,801             166         129,498           --            330,465
Effect of exchange rate                                    --              --             1,613           --              1,613
Cash at beginning                                         2,367            --            66,439           --             68,806
Cash at end                                           $   2,882       $      39       $ 181,306       $   --          $ 184,227

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                  -------------------------------------------------------------------------------
                                                         CHS                            NON-
                                                  ELECTRONICS, INC.   GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                  -----------------  ------------   ------------    ------------     ------------

Net cash provided (used) in operating activities      $    --         $    --         $(165,883)      $   --          $(165,883)
Net cash provided (used) in investing activities       (366,608)           --           278,683           --            (87,925)
Net cash provided (used) in financing activities        432,423            --           (51,921)          --            380,502
Effect of exchange rate                                    --              --            (3,386)          --             (3,386)
Cash at beginning                                           576            --            34,561           --             35,137
Cash at end                                           $  66,391       $    --         $  92,054       $   --          $ 158,445


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 1998, the Company carried a receivable from Comtrad and Comtrad Holdings, Inc. (CHI) in an amount of $19.2 million. CHI, and its wholly owned subsidiary, Comtrad, are controlled by the Chief Executive Officer of the Company and a member of the Board of Directors has a minority interest. This receivable is in the form of a promissory note which Comtrad and CHI have collateralized with all of their net assets. The principal asset of CHI and Comtrad is shares of CHS common stock. Interest is charged on the promissory note at prime rate. The amount is due on demand.

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

-------------

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

GROSS PROFIT. Gross profit increased $56.4 million, or 66.4%, from $84.9 million in third quarter 1997 to $141.3 million in third quarter 1998 entirely due to acquisitions.

Gross margin was 6.5% for the quarter ended September 30, 1998 compared to 7.7% for the quarter ended September 30, 1997. The decrease in gross margin was caused by increased competitive pressure in all markets and the acquisition of the Karma operation, which has a lower gross margin that the remainder of the Company due to the nature of the products sold. The Company believes gross margins in the future in its distribution to reseller business may be lower due to competitive pressure but is attempting to offset the decrease through expansion of enterprise system distribution and distribution of private label products.

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

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest was 41.7% in third quarter 1998 and 28.8% in third quarter 1997. The change is due to a higher proportion of income earned in jurisdictions with higher tax rates, by losses in subsidiaries with no tax benefit and increased non-deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1998 principally due to the proportion of income expected in jurisdictions with lower tax rates and also its ability to use remaining net operating loss carryforwards from certain subsidiaries.

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

GROSS PROFIT. Gross profit increased $160.3 million, or 73.7%, from $217.6 million in the nine months ended September 30, 1997 to $377.9 million in the nine months ended September 30, 1998 due principally to acquisitions and, to a lesser extent, internal growth.

Gross margin was 6.6% for the nine months ended September 30, 1998 and 7.4% for the nine months ended September 30, 1997. The decrease in gross margin was caused by increased competitive pressure in all markets and the acquisition of the Karma operation, which has a lower gross margin that the remainder of the Company due to the nature of the products sold. The Company believes gross margins in the future in its distribution to reseller business may be lower due to competitive pressure but is attempting to offset the decrease through expansion of enterprise system distribution and distribution of private label products.

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

INCOME TAXES. Income taxes as a percentage of earnings before income taxes and minority interest was 33.7% in nine months ended September 30, 1998 and 30.9% in nine months ended September 30, 1997. The change is due to a higher proportion of income earned in jurisdictions with higher tax rates, by losses in subsidiaries with no tax benefit and increased non-deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1998 principally due to the proportion of income expected in jurisdictions with lower tax rates and also its ability to use remaining net operating loss carryforwards from certain subsidiaries.

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

o Transaction Processing Systems (includes all internal & external interfaces)
o    Telephony
o    Network (Local Area Networks)
o    Desktop Computing
o    Third Parties (suppliers, customers, financial institutions, utilities)

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

Compliance Schedule for transaction processing systems:

            -------------------------------------------------------
              % OF 1998 GROSS SALES       SYSTEM TO BE COMPLIANT
                      BUDGET
            -------------------------------------------------------
                       36%                  Already compliant
            -------------------------------------------------------
                       21%                  First Quarter 1999
            -------------------------------------------------------
                       19%                 Second Quarter 1999
            -------------------------------------------------------
                       24%                  Third Quarter 1999
            -------------------------------------------------------
                       100%
            -------------------------------------------------------

     Other critical areas:

----------------------------- --------------------------------------------------
              AREA                                TO BE COMPLIANT
----------------------------- --------------------------------------------------
  Telephony                                        October 1999
----------------------------- --------------------------------------------------
  Network                                          October 1999
----------------------------- --------------------------------------------------
  Desktop Computing                                October 1999
----------------------------- --------------------------------------------------
  Third Parties                       First Quarter 1999 Assessment Complete
----------------------------- --------------------------------------------------
  Other non-IT equipment              Second Quarter 1999 Assessment Complete
----------------------------- --------------------------------------------------

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

RISKS

Due to the Company's decentralized IT structure, the Company believes there is no single point of failure. At this point in time, the Company believes the most likely potential risks are:

o The inability of some customers of the Company's smaller subsidiaries to pay on time
o The temporary inability of a few of the Company's more remote/small subsidiaries, to take orders.

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

     1.   Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS ELECTRONICS, INC.
(Registrant)
November 12, 1998                  BY  /s/ ANTONIO BOCCALANDRO
                                       -----------------------------------------
                                           ANTONIO BOCCALANDRO
                                           Secretary

November 12, 1998                  BY  /s/ CRAIG S. TOLL
                                       -----------------------------------------
                                           CRAIG S. TOLL
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

27                Financial Data Schedule