Form 10-Q
period 1999-03-31
CHS ELECTRONICS INC
filed 1999-05-17
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24244

                              CHS ELECTRONICS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                         87-0435376
-------------------------------                        -------------------
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

                       SHARES OF COMMON STOCK OUTSTANDING
                         AS OF MAY 10, 1999: 58,040,369

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS ........................    3

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS ................    4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ..............  5-6

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ......... 7-16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............... 17-22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.... 23-25

                                     PART II

ITEM 1. LEGAL PROCEEDINGS ...........................................    26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................    26

                              CHS ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                          MARCH 31,      DECEMBER 31,
                                                                            1999              1998
                                                                         -----------     -----------
                                                                         (UNAUDITED)
                         ASSETS
CURRENT ASSETS:
   Cash                                                                  $   131,523     $   176,991
   Accounts receivable:
     Trade, less allowance for doubtful accounts
       of $34,596 in 1999 and $34,486 in 1998                              1,181,755       1,342,126
     Affiliates                                                               27,312          35,546
                                                                         -----------     -----------
                                                                           1,209,067       1,377,672

   Inventories                                                               895,439       1,025,690
   Prepaid expenses and other current assets                                 103,728         101,698
                                                                         -----------     -----------

      TOTAL CURRENT ASSETS                                                 2,339,757       2,682,051

PROPERTY AND EQUIPMENT, NET                                                  114,035         120,201
GOODWILL, NET                                                                732,746         737,719
OTHER ASSETS                                                                  50,335          32,172
                                                                         -----------     -----------
                                                                         $ 3,236,873     $ 3,572,143
                                                                         ===========     ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                         $   602,352     $   620,067
   Accounts payable, trade                                                 1,057,305       1,345,059
   Accrued liabilities                                                       101,918         125,076
   Amounts due to sellers under acquisition agreements                       183,502         185,853
   Income taxes payable                                                        3,811          13,997
                                                                         -----------     -----------
      TOTAL CURRENT LIABILITIES                                            1,948,888       2,290,052

LONG TERM DEBT                                                               466,001         433,582
MINORITY INTEREST                                                             10,964          10,466

SHAREHOLDERS' EQUITY:
   Preferred stock, authorized 5,000,000 shares; 0 shares outstanding             --              --
   Common stock, authorized 100,000,000 shares at $.001 par value;
    55,672,675 and 55,619,475 shares outstanding at March 31, 1999
    and December 31, 1998, respectively                                           56              56
   Additional paid-in capital                                                732,652         732,035
   Retained earnings                                                         111,027         110,793
   Accumulated other comprehensive income                                    (32,715)         (4,841)
                                                                         -----------     -----------
      TOTAL SHAREHOLDERS' EQUITY                                             811,020         838,043
                                                                         -----------     -----------
                                                                         $ 3,236,873     $ 3,572,143
                                                                         ===========     ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except share data)

                                        THREE MONTHS ENDED MARCH 31,
                                                 (UNAUDITED)
                                        ---------------------------
                                            1999            1998
                                        -----------     -----------
Net sales                               $ 2,470,093     $ 1,751,338

Cost of goods sold                        2,314,247       1,628,744
                                        -----------     -----------
   Gross profit                             155,846         122,594

Operating expenses                          134,279          89,506
                                        -----------     -----------
   Operating income                          21,567          33,088

Other (income) expenses:
   Interest income                           (5,030)         (2,639)
   Interest expense                          24,392          10,563
   Foreign currency (gain) loss                 105          (3,792)
                                        -----------     -----------
                                             19,467           4,132
                                        -----------     -----------
   Earnings before income taxes
      and minority interest in
      subsidiaries                            2,100          28,956

Income taxes                                  1,792           7,779
Minority interest in subsidiaries                74             610
                                        -----------     -----------
   Net earnings                         $       234     $    20,567
                                        ===========     ===========
Net earnings per common share:
   Basic                                $        --     $      0.42
                                        ===========     ===========
   Diluted                              $        --     $      0.38
                                        ===========     ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                    (UNAUDITED)
                                                                            ----------------------------
                                                                                1999            1998
                                                                            -----------     ------------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
   Net earnings                                                               $     234     $  20,567
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                               13,807         9,210
     Minority interes in net earnings                                                74           610
     Changes in assets and liabilities excluding effects
     of acquisitions:
        Accounts receivable-trade, net                                          160,378        30,052
        Accounts receivable-affiliates, net                                       8,234           817
        Inventories                                                             130,553       120,970
        Prepaids and other assets                                               (19,617)       73,008
        Accounts payable                                                       (299,234)     (170,020)
        Acccrued liabilities and income taxes                                   (33,856)      (73,059)
                                                                              ---------     ---------

Net cash (used in) provided by operating activities                             (39,427)       12,155

Cash flows from investing activities:
   Purchase of fixed assets                                                      (6,880)       (4,809)
   Acquisitions, net of cash acquired                                            (5,371)      (42,858)
                                                                              ---------     ---------
Net cash (used in) investing activities                                         (12,251)      (47,667)

Cash flows from financing activities:
   Net borrowings from banks                                                     14,704        42,177
   Proceeds from exercising stock options                                           617           135
                                                                              ---------     ---------
Net cash provided by financing activities                                        15,321        42,312

Effect of exchange rate changes on cash                                          (9,111)         (699)
                                                                              ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (45,468)        6,101

Cash and cash equivalents at beginning of period                                176,991        68,806
                                                                              ---------     ---------
Cash and cash equivalents at end of period                                    $ 131,523     $  74,907
                                                                              =========     =========

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (continued)
                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1999           1998
                                                   -----------    -------------
Supplemental disclosure of cash flow
  information:
Cash paid during the period for:
  Interest                                           $ 16,533       $  9,895
  Income taxes                                       $  3,164       $  4,672

Non cash investing and financing activities:

These statements of cash flows do not include non-cash investing and financing transactions associated with the common stock issued for various acquisitions.

The components of the transactions in each period are as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1999           1998
                                                   -----------    -------------
Fair value of assets acquired including
  cash acquired                                     $  8,124        $234,038
Less: Common stock or other consideration
      issued                                           5,538          93,492
                                                    --------        --------
Liabilities assumed                                 $  2,586        $140,546
                                                    ========        ========

These statements of cash flows exclude the non-cash impact on the net increase of amount due to sellers under acquisition agreements of $1.6 million in 1999 and $55.3 million in 1998.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

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

Certain amounts in the financial statements have been reclassified to conform to the 1999 classifications.

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

2.  ACQUISITIONS

In the three month period ended March 31, 1999, the Company made one, insignificant acquisition.

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

Presented below is pro forma operating data showing selected operating results as if the companies acquired in 1998 were acquired on January 1, 1998. Pro forma adjustments were made to include goodwill amortization in the three month period ended March 31, 1998 based on 1998 actual results. Pro forma net earnings per share is based on the net earnings divided by the weighted average number of shares plus contingent shares actually issued.

                          THREE MONTHS ENDED MARCH 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         1999          1998
                                      ----------    ----------
Net sales                             $2,470,093    $2,194,369
Net earnings                                 234        10,154
Net earnings per share-basic          $       --    $     0.20
Net earnings per share-diluted        $       --    $     0.19

The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1998 or of future results of the combined companies.

3.  NET EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted averaged number of common shares outstanding. Diluted earnings per share includes the dilution caused by common stock options and warrants and the shares that would be issued in existing earn outs based upon applying the earn out multiple to actual earnings to date and dividing by the market price at period end. In certain earn outs where the Company has the option of settling the earn out in cash or shares, the Company's current presumption is it will use cash and therefore, such shares have not been included in the calculation of diluted earnings per share. The weighted average number of shares for basic earnings per share was 55,672,675 and 49,534,737 for the three-month periods ended March 31, 1999 and 1998, respectively. The weighted average number of shares used in the diluted computation was 58,029,615 and 54,754,967 for the three-month periods ended March 31, 1999 and 1998, respectively.

The following table illustrates the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                            THREE MONTHS ENDED MARCH 31, 1999
                                         ---------------------------------------
                                            NET         WEIGHTED       PER SHARE
                                         EARNINGS    AVERAGE SHARES     AMOUNT
                                         --------    --------------    ---------
Net earnings                              $  234
                                          ------
Net earnings per share-basic                 234         55,673         $   --
                                                                        ======
Effect of dilutive shares:
   Stock options and warrants
     outstanding                              --            452
   Earn out contingencies                     --          1,905
                                          ------         ------
   Net earnings per share-diluted         $  234         58,030         $   --
                                          ======         ======         ======

                                            THREE MONTHS ENDED MARCH 31, 1998
                                        ----------------------------------------
                                           NET         WEIGHTED       PER SHARE
                                        EARNINGS     AVERAGE SHARES     AMOUNT
                                        ---------    --------------    ---------
Net earnings                            $ 20,567
                                        --------
Net earnings per share-basic              20,567         49,535         $ 0.42
                                                                        ======
Effect of dilutive shares:
   Stock options and warrants
     outstanding                              --          1,434
   Earn out contingencies                     --          1,631
                                        --------         ------
   Net earnings per share-diluted       $ 20,567         54,755         $ 0.38
                                        ========         ======         ======

4.  LONG TERM DEBT

The Company's long-term debt at March 31, 1999, consists principally of the amount due at that date ($235 million) under revolving credit agreements of certain of the Company's subsidiaries in Germany and Turkey and its $200 million Senior Notes (the "Notes") due 2005.

On December 30, 1998, three of the Company's German subsidiaries (collectively, the "Borrowers") entered into a three year DM 325 million (approximately $180 million) Facility Agreement with a bank. Advances under the agreement may be used for working capital needs of the Borrowers and are based upon a borrowing base equal to the aggregate of 85% of eligible accounts receivable, 50% of eligible inventory and 100% of inventory of a specific vendor. The debt is secured by a lien on the receivables, inventories and intangible assets of the Borrowers and two Austrian subsidiaries of the Company, and a lien on the receivables of a Swiss subsidiary of the Company (collectively, the "Pledgors"), and a pledge of the shares of the Borrowers and the Pledgors. The indebtedness has been guaranteed by the Company, the Pledgors, and certain other subsidiaries of the Company. Interest is at a variable rate based on Euro LIBOR. At March 31, 1999, the balance outstanding on this credit facility was $167.7 million and the total interest rate was 6.55%. The agreement, among other things, limits the ability of the Borrowers to incur additional indebtedness. At March 31, 1999, the Company was in violation of a certain covenant pertaining to the above agreement. The Company has obtained a waiver from the lender. The waiver assumes the lender and the Company will agree on revised covenants for the remainder of 1999. At March 31, 1999, the total amount outstanding under this credit facility was $167.7 million.

The Company is in violation of a certain covenant pertaining to a minimum tangible net worth requirement contained in a different short-term credit facility at March 31, 1999. Total amount outstanding at March 31, 1999 under such facility was $82.5 million. The Company is negotiating terms of a waiver with the lender but can give no assurance of the successful completion of such negotiation.

A subsidiary of the Company, located in Turkey has credit facilities with two banks. These facilities provide for advances for working capital needs based upon eligible inventory and are due in April, 2000 and November, 2000, respectively. These debts are secured by a lien on inventory. At March 31, 1999, the total amount outstanding on such credit facilities was $66.3 million. These agreements contain certain covenants requiring certain levels of net worth and profitability.

The Company issued the Notes on April 10, 1998. The Notes bear interest at 9.875% per annum and interest is payable semi-annually on April 15 and October
15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2002, initially at 104.938% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, on or after April 15, 2004.

Certain of the Company's direct and indirect subsidiaries fully and unconditionally jointly and severally guarantee the Notes on an unsecured basis. The guarantor subsidiaries are principally non-operating holding companies. The Notes are effectively subordinated to all existing and future liabilities of the Company's subsidiaries that are not guarantors. The Notes contain certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make other distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. The covenants are, however, subject to a number of exceptions and qualifications.

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

                                                                      AS OF MARCH 31, 1999
                                        -------------------------------------------------------------------------------
                                               CHS                            NON-
                                        ELECTRONICS, INC.  GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                        -----------------  -----------     -----------    ------------     ------------
Cash                                       $       793     $    (5,664)    $   136,394     $        --     $   131,523
Accounts receivables                            21,068          25,399       1,162,600              --       1,209,067
Intercompany receivables                       370,284          11,500              --        (381,784)             --
Inventories                                         --           6,536         888,903              --         895,439
Other current assets                             1,531           1,170         101,027              --         103,728
                                           -----------     -----------     -----------     -----------     -----------
   Total current assets                        393,676          38,941       2,288,924        (381,784)      2,339,757

Property and equipment, net                      1,464           7,060         105,511              --         114,035
Cost in excess of assests acquired, net             --              --         732,746              --         732,746
Investments in affiliated companies            804,647       1,344,128              --      (2,148,775)             --
Other assets                                    10,564          13,006          26,765              --          50,335
                                           -----------     -----------     -----------     -----------     -----------
   Total assets                            $ 1,210,351     $ 1,403,135     $ 3,153,946     $(2,530,559)    $ 3,236,873
                                           ===========     ===========     ===========     ===========     ===========
Notes payable                              $        --     $     7,507     $   594,845     $        --     $   602,352
Intercompany payables                           12,899         158,432         182,679        (381,784)             --
Accounts payable                                 9,961          15,087       1,032,257              --       1,057,305
Accrued expenses                                 3,234           2,217          96,467              --         101,918
Amounts due to sellers                         183,502              --              --              --         183,502
Income taxes payable and other                 (10,265)          1,255          12,821              --           3,811
                                           -----------     -----------     -----------     -----------     -----------
   Total current liabilities                   199,331         184,498       1,919,069        (381,784)      1,948,888
Long term debt                                 200,000           4,824         261,177              --         466,001
Minority interests                                  --              --              --          10,964          10,964

Shareholders' equity                           811,020       1,213,813       1,160,285      (2,159,739)        811,020
                                           -----------     -----------     -----------     -----------     -----------

                                           $ 1,210,351     $ 1,403,135     $ 3,340,531     $(2,530,559)    $ 3,236,873
                                           ===========     ===========     ===========     ===========     ===========

                                                                      AS OF MARCH 31, 1998
                                        --------------------------------------------------------------------------------
                                               CHS                            NON-
                                        ELECTRONICS, INC.  GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                        -----------------  -----------     -----------    ------------     -------------
Cash                                       $     1,642     $     1,065     $    72,200     $        --     $    74,907
Accounts receivables                            17,770           3,364         710,066              --         731,200
Intercompany receivables                       162,139             535         194,064        (356,738)             --
Inventories                                         --              --         628,761              --         628,761
Other current assets                            13,258             530          90,628          (3,911)        100,505
                                           -----------     -----------     -----------     -----------     -----------
   Total current assets                        194,809           5,494       1,695,719        (360,649)      1,535,373

Property and equipment, net                      2,102              45          67,077          (1,759)         67,465
Cost in excess of assests acquired, net             --              --         414,644              --         414,644
Investments in affiliated companies            696,962         569,411              --      (1,266,373)             --
Other assets                                        --              --          37,560              --          37,560
                                           -----------     -----------     -----------     -----------     -----------
   Total assets                            $   893,873     $   574,950     $ 2,215,000     $(1,628,781)    $ 2,055,042
                                           ===========     ===========     ===========     ===========     ===========
Notes payable                              $        --     $       500     $   371,723     $        --     $   372,223
Intercompany payables                               --         153,168         203,433        (356,601)             --
Accounts payable                                 1,235             801         694,105              --         696,141
Accrued expenses                                60,825             175           6,891              --          67,891
Amounts due to sellers                         114,430              --              --              --         114,430
Income taxes payable and other                   1,362            (995)         17,977           1,531          19,875
                                           -----------     -----------     -----------     -----------     -----------
   Total current liabilities                   177,852         153,649       1,294,129        (355,070)      1,270,560
Long term debt                                  30,000           4,505          46,056              --          80,561
Minority interests                                  --              --              --           6,958           6,958

Shareholders' equity                           686,021         416,796         874,815      (1,280,669)        696,963
                                           -----------     -----------     -----------     -----------     -----------
                                           $   893,873     $   574,950     $ 2,215,000     $(1,628,781)    $ 2,055,042
                                           ===========     ===========     ===========     ===========     ===========

                                                                THREE MONTHS ENDED MARCH 31, 1999
                                           -------------------------------------------------------------------------
                                                 CHS                         NON-
                                           ELECTRONICS, INC.  GUARANTORS  GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                           ----------------- -----------  ----------    ------------    ------------
Net sales                                     $       --     $   73,101     $2,396,992    $       --     $2,470,093
Cost of goods sold                                    --         68,468      2,245,779            --      2,314,247
                                              ----------     ----------     ----------    ----------     ----------
   Gross profit                                       --          4,633        151,213            --        155,846
Operating expenses                                  (998)         4,452        130,825            --        134,279
                                              ----------     ----------     ----------    ----------     ----------
   Operating income                                  998            181         20,388            --         21,567
Other (income) expense, net                        5,113            387         13,967            --         19,467
                                              ----------     ----------     ----------    ----------     ----------
   Earnings (loss) before income
      taxes and minority interest
      in subsidiaries                             (4,115)          (206)         6,421            --          2,100
Provision for income taxes                        (2,676)         2,131          2,337            --          1,792
Equity in (earnings) of affiliated
   companies, net of tax                          (1,673)        (1,161)            --         2,834             --
Minority interest                                     --             --             --            74             74
                                              ----------     ----------     ----------    ----------     ----------
Net earnings                                  $      234     $   (1,176)    $    4,084    $   (2,908)    $      234
                                              ==========     ==========     ==========    ==========     ==========

                                                                 THREE MONTHS ENDED MARCH 31, 1998
                                           -------------------------------------------------------------------------
                                                  CHS                        NON-
                                           ELECTRONICS, INC.  GUARANTORS  GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                           ----------------- -----------  ------------  ------------    ------------
Net sales                                     $       --     $       31     $1,751,307    $       --     $1,751,338
Cost of goods sold                                    --           (290)     1,629,034            --      1,628,744
                                              ----------     ----------     ----------    ----------     ----------
   Gross profit                                       --            321        122,273            --        122,594
Operating expenses                                 2,468             13         83,233            --         85,714
                                              ----------     ----------     ----------    ----------     ----------
   Operating income (loss)                        (2,468)           308         39,040            --         36,880
Other (income) expense, net                         (569)           146          8,347            --          7,924
                                              ----------     ----------     ----------    ----------     ----------
   Earnings (loss) before income
      taxes and minority interest
      in subsidiaries                             (1,899)           162         30,693            --         28,956
Provision for income taxes                           310             62          7,407            --          7,779
Equity in (earnings) of affiliated
   companies, net of tax                         (22,776)       (22,581)            --        45,357             --
Minority interest                                     --             --             --           610            610
                                              ----------     ----------     ----------    ----------     ----------
Net earnings                                  $   20,567     $   22,681     $   23,286    $  (45,967)    $   20,567
                                              ==========     ==========     ==========    ==========     ==========

                                                                        THREE MONTHS ENDED MARCH 31, 1999
                                                    -------------------------------------------------------------------------
                                                          CHS                         NON-
                                                    ELECTRONICS, INC.  GUARANTORS  GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                    ----------------- -----------  ----------    ------------    ------------
Net cash provided (used) in operating activities       $      --     $      --     $ (39,427)        $--         $ (39,427)
Net cash provided (used) in investing activities          (1,270)       (4,419)       (6,562)         --           (12,251)
Net cash provided (used) in financing activities              --            --        15,321          --            15,321
Effect of exchange rate                                       --            --        (9,111)         --            (9,111)
Cash at beginning                                          2,063        (1,245)      176,173          --           176,991
Cash at end                                            $     793     $  (5,664)    $ 136,394         $--         $ 131,523

                                                                        THREE MONTHS ENDED MARCH 31, 1998
                                                    -------------------------------------------------------------------------
                                                          CHS                         NON-
                                                    ELECTRONICS, INC.  GUARANTORS  GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                    -----------------  ----------  ----------    ------------    ------------
Net cash provided (used) in operating activities       $      --       $    --     $  12,155        $--           $  12,155
Net cash provided (used) in investing activities         (28,934)           --       (18,733)        --             (47,667)
Net cash provided (used) in financing activities          30,000            --        12,312         --              42,312
Effect of exchange rate                                       --            --          (699)        --                (699)
Cash at beginning                                            576            --        68,230         --              68,806
Cash at end                                            $   1,642       $    --     $  73,265        $--           $  74,907

5.  COMPREHENSIVE INCOME

In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME". SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS No. 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive (loss) income was $(27.6) million for the three months ended March 31, 1999 and $16.4 million for the three months ended March 31, 1998. The primary difference from net income as reported is the change in cumulative foreign currency translation adjustment.

6.  CONTINGENCIES

In March 1999, DARBY V. CHS ELECTRONICS, INC. ET.AL., case No. 99-8186, was filed in the United States District Court, Southern District of Florida. Subsequently, other complaints have been filed. The complaints, which purport to be class action complaints, generally allege that the Company and certain of its officers violated federal securities laws in connection with financial reporting and disclosure. The suits purport to be on behalf of those who purchased CHS Electronics common stock during specified time frames. The Company, in connection with its legal counsel, is in the process of carefully reviewing the allegations of the complaints. However, the Company believes that it has no liability and intends to vigorously defend the suits.

On October 12, 1998 Metro AG of Germany ("Metro") announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro commenced suits in Germany and Belgium against a Bank which had issued a DM 20 million letter of credit (approximately $11 million) provided by the Company as part of the transaction in an attempt to force payment on the letter of credit. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met and intervened in the litigation. On April 30, 1999, the court in Germany, in advance of a formal ruling, advised the parties that it intended to dismiss the claim of Metro. Such ruling was on a preliminary basis and is subject to modification in the final ruling, which itself may be appealed. On March 30, 1999, the Commercial Court in Brussels, Belgium upheld the Bank's refusal to honor Metro's demand for payment under the letter of credit. Except for a determination of the party responsible for payment of costs, the action has been dismissed.

The Vobis Group purchase agreement called for disputes to be settled by arbitration in Germany and an arbitration proceeding has been initiated by Metro. The arbitration proceeding is in an early stage and no prediction can be made as to its outcome. The purchase agreement did not provide for a break-up fee.

The Company is involved in other litigation relating to claims arising in the normal course of its business. None of these legal proceedings are expected, individually or in the aggregate, to have a material adverse effect on the Company.

7.  RELATED PARTY TRANSACTIONS

A member of the Board of Directors, who is a more than 5% shareholder and officer of the Company has ownership interests and control over other companies that do business with the Company. The accompanying financial statements include the following transactions and balances which relate to this individual or his related entities during the three months ended March 31, 1999 and 1998 (amounts in thousands):
                                         1999                  1998
                                        ------               -------
Sales to such related parties           $   37               $12,900
Purchases from such related parties         43                 1,700
Net amount due the Company               1,417                 8,700

In an agreement in December 1998 and subsequently amended in March 1999, CHS acquired certain of these companies for the net of 1.7 million shares of common stock and $4.0 million in cash. In connection with the acquisitions, the Company recorded goodwill of $32.7 million. In January 1999, the Company acquired for $5.4 million in cash the remaining entity which had transactions with the Company. As a result of these acquisitions, the Company expects a significant reduction in such transactions in the future.

During 1998, the Company sold two companies and rights to entities in which the above individual has a minority ownership interest. The companies and rights sold were ancillary operations acquired as part of the acquisition of Frank & Walter in January 1997. The companies were sold for cash of $6.7 million, all of which was collected during 1999.

The Company has a receivable from Comtrad Holdings, Inc. (CHI) and its wholly owned subsidiary, Comtrad, Inc., of $21.1 million at March 31, 1999 and $17.6 million at March 31, 1998. In May 1999, CHI voluntarily repaid $0.75 million to the Company. CHI is controlled by the Chief Executive Officer of the Company and a member of the Board of Directors has a minority interest. This receivable is in the form of a promissory note which Comtrad and CHI have collateralized with all of their net assets. The principal asset of CHI and Comtrad is shares of CHS common stock. Interest accrues on the promissory note at prime rate and is due with the principal amount outstanding 180 days after demand. Interest charged to Comtrad and CHI during the three months ended March 31, 1999 and 1998 was $0.4 million and $0.3 million, respectively. Although the market value at March 31, 1999 was insufficient to liquidate the indebtedness there has been an increase in market price subsequent to that date. Management, after considering all relevant factors, believes no valuation reserve as of March 31, 1999 is required.

8.  SEGMENT INFORMATION

In June 1997, the FASB issued Statement of Financial Accounting Standard 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"), which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that the definition of operating segments align with the measurements used internally to assess performance. These condensed consolidated financial statements reflect the adoption of SFAS 131.

The Company's business activities involve the operating segments of distribution of microcomputer equipment and software products. The operating segments are the distribution to resellers and the distribution to assemblers. The former involves both universal products (products that represent the basic components of a personal computer without regard to the specific local language, regulatory and technical factors of individual markets) and localized products while the latter is principally universal products. In addition, another operating segment is the Company's central treasury function. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies to the Company's audited consolidated financial statements for the year ended December 31, 1998 (Note A). The segments are managed separately since each requires different business and marketing strategies. The geographic areas in which the distribution to resellers segments operates are Western Europe, Eastern Europe, Latin America and Asia/Middle East. Net sales, gross profit, operating income (before interest and income taxes) and total assets by segment were as follows (in thousands):

                           DISTRIBUTION TO RESELLERS
                    --------------------------------------
                                                                ASIA/      DISTRIBUTION
Three Months          WESTERN       EASTERN       LATIN         MIDDLE          TO
Ended March 31,       EUROPE        EUROPE       AMERICA         EAST       ASSEMBLERS     TREASURY     TOTAL SEGMENTS
                    ----------    ----------    ----------    ----------   ------------   ----------    --------------
1999
  Net sales         $1,480,145    $  175,448    $  361,315    $  123,076    $  330,109    $       --     $2,470,093
  Gross profit          85,145        16,043        25,456         7,368        21,834            --     $  155,846
  Operating income      11,340         5,801         3,542         1,507         6,959          (912)    $   28,237
  Total assets       1,749,787       181,262       514,640       131,215       439,857       182,313     $3,199,074

1998
  Net sales         $  927,832    $  129,177    $  330,031    $   33,790    $  330,508    $       --     $1,751,338
  Gross profit          68,283        10,246        21,622         2,313        20,130            --     $  122,594
  Operating income      24,722         4,250         5,166         1,433         5,276          (760)    $   40,087
  Total assets         772,054       139,210       397,473        94,269       314,390       130,598     $1,847,994

Reconciliation of total segments to consolidated total:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   1999            1998
                                               -----------     ------------
OPERATING INCOME:
Total operating income for reportable
   segments                                      $ 28,237        $ 40,087
Corporate (expenses) income                         1,307          (1,626)
Goodwill amortization not allocated                (7,977)         (5,373)
                                                 --------        --------
   Total operating income                        $ 21,567        $ 33,088
                                                 ========        ========

                                                     AS OF MARCH 31,
                                                -----------------------
ASSETS:                                            1999         1998
                                                ----------   ----------
Total segments                                  $3,199,074   $1,847,994
Elimination of intercompany receivables           (656,017)    (356,738)
Goodwill not allocated                             732,745      414,644
Other assets, including reclassifications          (38,929)     149,141
                                                ----------   ----------
   Total consolidated assets                    $3,236,873   $2,055,041
                                                ==========   ==========

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
GEOGRAPHIC INFORMATION:                            1999           1998
                                              ------------   -------------
Net sales:
   Western Europe                              $1,722,819      $1,163,214
   Eastern Europe                                 225,773         194,303
   Latin America                                  361,315         324,783
   Asia, Africa and Middle East                   160,186          69,039
                                               ----------      ----------
      Consolidated Total                       $2,470,093      $1,751,339
                                               ==========      ==========

The Company's product mix by category was:

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                                    1998              1997
                                 ---------        -----------
Personal computers                   23%              14%
Mass storage                         22%              30%
Printers                             11%              12%
Software                              9%               9%
Components                            8%              11%
Networking and multimedia             8%               9%
Peripherals                           8%               8%
Other                                11%               7%
                                    ---              ---
   Total                            100%             100%
                                    ===              ===

The Company's customers typically rely on distributors as their principal source of microcomputer products and financing. The Company's backlog of orders is not considered material to an understanding of its business. No single customer accounted for more than one percent of the Company's net sales in the three months ended March 31, 1999 and 1998.

                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. The acquisitions since January 1, 1998 are shown below:

OPERATING SUBSIDIARY                   CHS ACQUISITION SERVICE AREA                     DATE
--------------------                   ----------------------------                -------------
Yakumo                                 Germany, Hong Kong                           January 1999
MC DOS(1)(2)                           Germany, Netherlands                        December 1998
Lung(2)                                Hong Kong                                   December 1998
Brightstar                             Latin America                               November 1998
Acron                                  Argentina                                     August 1998
Memory Set                             Spain                                           July 1998
Cornejo                                Argentina                                       July 1998
Intcomex                               Miami, Mexico, Panama, Guatemala                July 1998
                                       Chile, Peru and Uruguay
Metrologie International               France, United Kingdom and Spain                July 1998
Arena                                  Turkey                                           May 1998
Armada                                 Turkey                                           May 1998
Merisel Russia                         Russia                                           May 1998
Raphael Informatika                    Italy                                            May 1998
Aptec                                  Middle East                                      May 1998
SiS Distribution(3)                    China, Malaysia, Singapore                     March 1998
                                       and Vietnam
TH' Systems                            Czech Republic, Poland, Hungary             February 1998
                                       and Slovakia
ARC Spain                              Spain                                        January 1998
MicroInformatica                       Latin America                                January 1998
-----------------------------

(1) The Company owns 60% of MC DOS Netherlands.
(2) Deemed by the Company to be part of a single acquisition.
(3) The Company owns 80% of this company.

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

NET SALES. Net sales increased $718.8 million, or 41.0%, from $1,751.3 million in first quarter 1998 to $2,470.1 million in first quarter 1999 due principally to acquisitions and, to a lesser extent, internal growth. Of the increase in net sales, newly acquired subsidiaries contributed $660.7 million. Net sales of subsidiaries consolidated for both 1999 and 1998 first quarters grew $58.1 million, or 3.3%. This growth is attributed to increased consumer demand for microcomputer products offered by the Company, principally in Western Europe, offset in part by economic difficulties in certain geographic areas, principally Latin America and Russia.

GROSS PROFIT. Gross profit increased $33.3 million, or 27.1%, from $122.6 million in first quarter 1998 to $155.8 million in first quarter 1999 due principally to acquisitions and, to a lesser extent, internal growth. Newly acquired companies contributed $49.3 million of gross profit. Gross profit of subsidiaries consolidated for both 1999 and 1998 first quarters, decreased $16.0 million, or 13.1%.

Gross margin decreased from 7.0% in first quarter 1998 to 6.3% in first quarter 1999. The decrease was due principally to lower gross margins from subsidiaries located in Western Europe. The Company expects that overall gross margins may continue to be lower during the remainder of 1999 compared to 1998 due to competitive pricing pressures across all regions. However, the Company will attempt to offset this decline through the expansion of its enterprise system distribution operations, assembly and distribution of private label products.

OPERATING EXPENSES. Operating expenses as a percentage of net sales was at 5.4% in the first quarter of 1999 and 5.1% in the first quarter of 1998. This increase is partially due to an increase in goodwill amortization from $5.4 million during the three months ended March 31, 1998 to $8.0 million during the three month period ended March 31, 1999. The remaining increases were due to general cost increases and additional provisions for bad debts of approximately $1 million in Latin America in 1999.

NET INTEREST EXPENSE. Net interest expense increased $11.4 million from $7.9 million in first quarter 1998 to $19.4 million in first quarter 1999 due to interest on the Company's Senior Notes due 2005 and increased borrowings of the Company to support increased sales.

INCOME TAXES. Income taxes, as a percentage of earnings before income taxes and minority interest was 85.3% in first quarter 1999 and 26.9% in first quarter 1998. The change is due to a higher proportion of income earned in jurisdictions with higher tax rates, losses incurred in subsidiaries with no tax benefits and increased non-deductible goodwill amortization. The Company expects to have an effective tax rate lower than the statutory United States tax rate in 1999 principally due to the proportion of income expected in jurisdictions with lower tax rates than the U.S. rate and also its ability to use remaining net operating loss carryforwards from certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $39.4 million was used and $12.2 million was provided by operating activities in the three-months ended March 31, 1999 and 1998, respectively. In the three months ended March 31, 1999 and 1998, cash was used principally to decrease accounts payables and accrued liabilities, and cash was provided as a result of decreases in accounts receivable and inventories. Net cash used in investing activities in the three month period ended March 31, 1999 and 1998 included approximately $6.9 million and $4.8 million, respectively, related to fixed asset additions. In addition, $5.4 million and $42.9 million was used in acquisitions during the three months ended March 31, 1999 and 1998, respectively. Net cash of $15.3 million and $42.3 million was provided by financing activities in the three month period ended March 31, 1999 and 1998, respectively, due principally to net borrowings from banks.

The Company has a liability to sellers of business of $183.5 million at March 31, 1999 representing the remaining price of acquisitions for which there is a minimum payment or where an earn out is complete. Management believes such amounts are best financed through long term debt or equity. The Company is negotiating with each significant seller to extend such payments until long term financing can be completed. While the Company believes such negotiations will be successful, it may have to use current cash or financing facilities or issue common stock to satisfy such liabilities within the next 12 months. If the portion of such liabilities payable in stock or cash were settled in stock at a current average price of approximately $5.00, the number of shares would be
18.0 million.

On December 30, 1998, three of the Company's German subsidiaries (collectively, the "Borrowers") entered into a three year DM 325 million (approximately $180 million) Facility Agreement with a bank. Advances under the agreement may be used for working capital needs of the Borrowers and are based upon a borrowing base equal to the aggregate of 85% of eligible accounts receivable, 50% of eligible inventory and 100% of inventory of a specific vendor. The debt is secured by a lien on the receivables, inventories and intangible assets of the Borrowers and two Austrian subsidiaries of the Company, and a lien on the receivables of a Swiss subsidiary of the Company (collectively, the "Pledgors"), and a pledge of the shares of the Borrowers and the Pledgors. The indebtedness has been guaranteed by the Company, the Pledgors, and certain other subsidiaries of the Company. Interest is at a variable rate based on Euro LIBOR. At March 31, 1999, the interest rate on this credit facility was 6.55%. The agreement, among other things, limits the ability of the Borrowers to incur additional indebtedness. At March 31, 1999, the Company was in violation of a certain covenant pertaining to the above agreement. The Company has obtained a waiver from the lender. The waiver assumes the lender and the Company will agree on revised covenants for the remainder of 1999. At March 31, 1999 the total amount outstanding under this credit facility was $167.7 million.

The Company is in violation of a certain covenant pertaining to a minimum tangible net worth requirement contained in a different short-term credit facility at March 31, 1999. Total amount outstanding at March 31, 1999 under such facility was $82.5 million. The Company is negotiating terms of a waiver with the lender but can give no assurance of the successful completion of such negotiation.

The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. At March 31, 1999, of the $843.6 million aggregate amount available under these agreements, $590.9 million was outstanding. Such agreements are usually for a term of one year and are secured by the receivables of the borrower and, in certain instances, inventories of the borrower. The weighted average interest rate at March 31, 1999 was 6.6%. Certain of these agreements contain financial covenants requiring, among other things, the maintenance of certain net worth and loan-to-collateral value terms. The Company typically guarantees these loans. The Company has also guaranteed the obligations of certain of its subsidiaries to certain vendors.

The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from, and intercompany borrowings with, its subsidiaries to generate the funds necessary to meet its obligations. In certain countries, exchange controls may limit the ability of the Company's subsidiaries to make payments to the Company. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets and cash flow of such subsidiaries over the claims of the Company or its shareholders. Restrictions in financing or credit arrangements may also limit access to such earnings. Certain of these revolving credit agreements limit the ability of the respective subsidiaries to pay dividends, make loans or provide other distributions to the Company. Currently, the subsidiaries with such agreements are CHS U.K., Santech Norway, CHS Latin America and CHS Promark. Such credit agreements have maximum available amounts of $147.8 million in total.

On May 13, 1999, the Company announced an agreement to enter into an expanded strategic alliance with Computer Associates International, Inc. ("CA"). Under terms of the agreement, the Company will supply CA with marketing, distribution and reseller rights with respect to its product offering. CA will invest up to $50 million in the Company.

In April 1998, the Company issued $200 million of Senior Notes ("Notes") due 2005. The Notes bear interest of 9.875% per annum and interest is payable semi-annually on April 15 and October 15 beginning October 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2002, initially at 104.938% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, on or after April 15, 2004. Certain of the Company's direct and indirect subsidiaries fully and unconditionally jointly and severely guaranteed the Notes on an unsecured basis. The guarantor subsidiaries are principally non-operating holding companies. The Notes are effectively subordinated to all existing and future liabilities of the Company's subsidiaries that are not guarantors. The Notes contain certain covenants which, among other things, will restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make other distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. The covenants are, however, subject to a number of exceptions and qualifications.

The Company's principal need for additional cash in 1998 will be: (i) for the purchase of additional inventory to support growth; (ii) to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment; and (iii) to pay amounts due to sellers of businesses, including the $40.2 million due in connection with the SiS acquisition. In certain earn outs where the Company has the option of settling certain of the earn outs in cash or shares, the Company's current presumption is it will use cash. The Company is seeking additional cash for this purpose through its existing bank credit lines and through additional credit facilities, but management can give no assurance that financing will be available on terms acceptable to the Company.

In March 1999, DARBY V. CHS ELECTRONICS, INC. ET.AL., case No. 99-8186, was filed in the United States District Court, Southern District of Florida. Subsequently, other complaints have been filed. The complaints, which purport to be class action complaints, generally allege that the Company and certain of its officers violated federal securities laws in connection with financial reporting and disclosure. The suits purport to be on behalf of those who purchased CHS Electronics common stock during specified time frames. The Company, in connection with its legal counsel, is in the process of carefully reviewing the allegations of the complaints. However, the Company believes that it has no liability and intends to vigorously defend the suits.

On October 12, 1998 Metro AG of Germany ("Metro") announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro commenced suits in Germany and Belgium against a Bank which had issued a DM 20 million letter of credit (approximately $11 million) provided by the Company as part of the transaction in an attempt to force payment on the letter of credit. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met and intervened in the litigation. On April 30, 1999, the court in Germany, in advance of a formal ruling, advised the parties that it intended to dismiss the claim of Metro. Such ruling was on a preliminary basis and is subject to modification in the final ruling, which itself may be appealed. On March 30, 1999, the Commercial Court in Brussels, Belgium upheld the Bank's refusal to honor Metro's demand for payment under the letter of credit. Except for a determination of the party responsible for payment of costs, the action has been dismissed.

The Vobis Group purchase agreement called for disputes to be settled by arbitration in Germany and an arbitration proceeding has been initiated by Metro. The arbitration proceeding is in an early stage and no prediction can be made as to its outcome. The purchase agreement did not provide for a break-up fee.

The Company is involved in other litigation relating to claims arising in the normal course of its business. None of these legal proceedings are expected, individually or in the aggregate, to have a material adverse effect on the Company.

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

o Transaction Processing Systems (includes all internal and external interfaces)
o    Telephony
o    Network (Local Area Networks)
o    Desktop Computing
o    Third Parties (suppliers, customers, financial institutions, utilities)
o    Other non-IT equipment

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

Compliance schedule for Transaction Processing Systems:

                       ------------------------------- ----------------------
                       TRANSACTION PROCESSING SYSTEM   % OF 1999 GROSS SALES
                              TO BE COMPLIANT                  BUDGET
                       ------------------------------- ----------------------
                             Already compliant                  67%
                       ------------------------------- ----------------------
                            Second Quarter 1999                 12%
                       ------------------------------- ----------------------
                             Third Quarter 1999                 21%
                       ------------------------------- ----------------------
                                                               100%
                       ------------------------------- ----------------------
Other critical areas:
                   ------------------------- --------------------------------
                             AREA                      TO BE COMPLIANT
                   ------------------------- --------------------------------
                   Telephony                            October 1999
                   ------------------------- --------------------------------
                   Network                              October 1999
                   ------------------------- --------------------------------
                   Desktop Computing                    October 1999
                   ------------------------- --------------------------------
                   Third Parties                     Second Quarter 1999
                   ------------------------- --------------------------------
                   Other non-IT equipment            Third Quarter 1999
                   ------------------------- --------------------------------

Due to the fact that the Company has expanded the scope of the certification and testing of third parties, the Company has moved the planned completion to the second quarter of 1999, and other non-IT equipment to the third quarter of 1999. These changes do not have a detrimental effect on the project or the planned completion dates for other areas.

COSTS. The Company estimates its total Year 2000 costs to be $24 million. This is primarily the cost of replacing transaction processing systems, but also includes consulting fees and repair/replacement of other software and IT/non-IT equipment. Approximately $16 million has been spent to date. This estimate is based on current knowledge and assumes that the Company will not incur additional costs due to the actions or state of readiness of third parties.

RISKS. Due to its decentralized IT structure, the Company believes there is no single point of failure. At this point in time, the Company believes the most likely potential risks are:

o The inability of some customers of the Company's smaller subsidiaries to pay on time.
o The temporary inability of a few of the Company's smaller subsidiaries, to take orders.

Although every effort will be made to ensure third party issues are resolved, the Company has no direct means to influence such parties. It is therefore not possible to ensure all such issues are resolved or to estimate the potential impact on the Company. In the case of the Company's major suppliers, the Company currently believes the risk is low.

CONTINGENCY PLANS. Contingency plans for transaction processing systems, as originally defined, were completed by the end of the first quarter 1999. The Company has recently expanded the scope of such plans and expects them to be completed in the second quarter of 1999. Contingency plans for telephony, network, and desktop computing are expected to be completed by second quarter 1999. The plans will potentially include remediation of systems scheduled to be replaced, manual procedures, emergency power sources, and the stock piling of certain equipment.

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

INFLATION

The Company operates in certain countries that have experienced high rates of inflation and hyperinflation. However, inflation did not have any meaningful impact on the Company's results of operations during the three months periods ended March 31, 1999 and 1998 and the Company does not expect that it will have a material impact during the remainder of 1999.

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

ACCOUNTS RECEIVABLE. The Company manages its accounts receivable to balance the needs of its customers to purchase on credit with its desire to minimize its credit losses. Bad debt expense as a percentage of the Company's net sales for the three months ended March 31, 1999 was 0.3%. The Company's credit losses have been minimized by its extensive credit approval process and the use of credit insurance and factoring by its Western European subsidiaries. In its sales to customers in Latin America, the Company often receives post-dated checks at the time of sale. Customers who qualify for credit are typically granted payment terms appropriate to the customs of each country.

                                     ITEM 3.

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

INTEREST RATE RISK. At March 31, 1999, the fair value of notes payable approximated, their carrying value due to their short-term maturities. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Changes in interest rates will affect the market value but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. The estimated fair value of the Company's total long-term debt at March 31, 1999 was $423.7 million. A 1% increase in prevailing interest rates at March 31, 1999 would result in a decrease in fair value of total long-term debt by approximately $6.3 million. Fair values were determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit risk and the remaining terms to maturity.

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

HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. Due to its international business presence, the Company transacts extensively in foreign countries and foreign currencies. As a result, earnings may experience some volatility related to movements in exchange rates. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the three month period ended March 31, 1999, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 92% of Company sales were made in currencies other than the United States dollar. The primary currencies in which sales were made were the German mark (19% of sales), the French franc (13%) and the British pound (10%). At March 31, 1999, approximately $373.5 million of accounts payable were attributable to foreign currency liabilities denominated in currencies other than the subsidiaries' functional currencies. Of these, $298.7 million were denominated in United States dollars, $32.6 million were denominated in German marks and $27.5 million were denominated in Euros. Approximately 81% of these liabilities were unhedged.

CHS Finance, a wholly owned subsidiary of the Company, engages in central treasury functions including hedging activities related to foreign currency for the Company and short-term working capital loans to the Company's subsidiaries to enable them to take advantage of early payment discounts offered by certain vendors. These loans are denominated in the functional currency of the borrowing subsidiary or United States dollars. Generally, CHS Finance hedges its receivables denominated in currencies other than its functional currency, the Swiss franc. It attempts to limit the amount of unhedged receivables. This limit is set by the Company taking into consideration the range of unhedged foreign denominated liabilities. The Company intends to review this policy periodically and may modify it in the future.

Through both hedging activities coordinated by CHS Finance and subsidiary hedging activities, the Company makes forward purchases of United States dollars in an attempt to hedge certain European currencies and reduce exposure to fluctuations in exchange rates. Additionally, in certain countries in Eastern Europe and in Latin America where it is not practical to make forward purchases, to minimize exposure to currency devaluations, the Company has adopted a policy of attempting to match levels of local denominated accounts receivable with accounts payable and to limit holdings of local currencies. In these countries, the Company attempts to sell products at the United States dollar equivalent rate. Factors which affect exchange rates are varied and no reliable prediction methods are available for definitively determining future exchange rates. In general, countries make an effort to maintain stability in rates for trade purposes. There can be no assurance that these asset management programs will be effective in limiting the Company's exposure to these risks.

The Company enters into foreign exchange contracts to hedge groups of foreign currency transactions on a continuing basis for periods consistent with its committed exposure. The foreign exchange contracts are valued at market and generally have maturities which do not exceed three months. A portion of the gains and losses on foreign exchange contracts are intended to offset losses and gains on assets, liabilities and transactions being hedged. At March 31, 1999, the face value of foreign exchange forward contracts against trade payables was $194.4 million, which approximated fair market value of these contracts. Holding other variables constant, if there were a 10% adverse change in foreign currency exchange rates, the decrease in market value of these contracts at March 31, 1999 would be offset by decreases in trade payables.

NEW ACCOUNTING PRONOUNCEMENT

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

                                     PART II

                                     ITEM 1.

                                LEGAL PROCEEDINGS

In March 1999, DARBY V. CHS ELECTRONICS, INC. ET.AL., case No. 99-8186, was filed in the United States District Court, Southern District of Florida. Subsequently, other complaints have been filed. The complaints, which purport to be class action complaints, generally allege that the Company and certain of its officers violated federal securities laws in connection with financial reporting and disclosure. The suits purport to be on behalf of those who purchased CHS Electronics common stock during specified time frames. The Company, in connection with its legal counsel, is in the process of carefully reviewing the allegations of the complaints. However, the Company believes that it has no liability and intends to vigorously defend the suits.

On October 12, 1998 Metro AG of Germany ("Metro") announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro commenced suits in Germany and Belgium against a bank which had issued a DM 20 million letter of credit (approximately $11 million) provided by the Company as part of the transaction. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met and intervened in the litigation. On April 30, 1999, the court in Germany, in advance of a formal ruling, advised the parties that it intended to dismiss the claim of Metro. Such ruling was on a preliminary basis and is subject to modification in the final ruling which itself may be appealed. On March 30, 1999, the Commercial Court in Brussels, Belgium upheld the bank's refusal to honor Metro's demand for payment under the letter of credit. Except for a determination of the party responsible for payment of costs, the action has been dismissed.

The Vobis Group purchase agreement called for disputes to be settled by arbitration in Germany and an arbitration proceeding has been initiated by Metro. The arbitration proceeding is in an early stage and no prediction can be made as to its outcome. The purchase agreement did not provide for a break-up fee.

The Company is involved in other litigation relating to claims arising in the normal course of its business. None of these legal proceedings are expected, individually or in the aggregate, to have a material adverse effect on the Company.

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

1. On March 29, 1999, a report on Form 8-K was filed to report the issuance of a press release dated March 22, 1999 relating to the announcement of fourth quarter 1998 and 1998 year end results and strategic plan to reduce operating expenses.

2. On March 29, 1999, a report on Form 8-K was filed to report the issuance of a press release dated March 17, 1999 relating to the announcement of the filing of a class action complaint against the Company and two of its officers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS ELECTRONICS, INC.
(Registrant)
May 14, 1999                        BY /s/ ANTONIO BOCCALANDRO
                                       -----------------------------------------
                                           Antonio Boccalandro
                                           Secretary

May 14, 1999                        BY /s/ CRAIG S. TOLL
                                      ------------------------------------------
                                           Craig S. Toll
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                                     PAGE
-------                                                                     ----

  27           Financial Data Schedule