Form 10-Q
period 1999-06-30
CHS ELECTRONICS INC
filed 1999-08-16
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                       SHARES OF COMMON STOCK OUTSTANDING
                        AS OF AUGUST 11, 1999: 60,693,369

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS                                  3

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                        4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                    5 - 6

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              7 - 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                19 - 26


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK                                            27 - 29

                                     PART II

ITEM 1  LEGAL PROCEEDINGS                                                     30

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      30

                              CHS ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 1999                1998
                                                                                 ----                ----
                                                                             (Unaudited)
                       ASSETS
CURRENT ASSETS:
   Cash                                                                      $   133,247         $   176,991
   Accounts receivable:
Trade, less allowance for doubtful accounts
   of $53,260 in 1999 and $34,486 in 1998                                      1,116,909           1,342,126
Affiliates                                                                         7,228              35,546
                                                                             -----------         -----------
                                                                               1,124,137           1,377,672

   Inventories                                                                   661,889           1,025,690
   Prepaid expenses and other current assets                                      90,631             101,698
                                                                             -----------         -----------
TOTAL CURRENT ASSETS                                                           2,009,904           2,682,051

PROPERTY AND EQUIPMENT, NET                                                      120,107             120,201
COST IN EXCESS OF ASSETS ACQUIRED, NET                                           844,545             737,719
OTHER ASSETS                                                                      63,365              32,172
                                                                             -----------         -----------
                                                                             $ 3,037,921         $ 3,572,143
                                                                             ===========         ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                             $   517,579         $   620,067
   Accounts payable, trade                                                       919,039           1,345,059
   Accrued liabilities                                                           106,403             125,076
   Amounts due to sellers under acquisition agreements                           299,003             185,853
   Income taxes payable                                                            3,980              13,997
                                                                             -----------         -----------
TOTAL CURRENT LIABILITIES                                                      1,846,004           2,290,052

LONG TERM DEBT                                                                   459,776             433,582
MINORITY INTEREST                                                                 10,607              10,466

SHAREHOLDERS' EQUITY:
   Preferred stock, authorized 5,000,000 shares; 0 shares outstanding                 --                  --
   Common stock, authorized 100,000,000 shares at $.001 par value;
     58,099,461 and 55,619,475 shares outstanding at June 30, 1999
     and December 31, 1998, respectively                                              58                  56
   Additional paid-in capital                                                    747,936             732,035
   Retained earnings                                                              21,872             110,793
   Accumulated other comprehensive income                                        (48,332)             (4,841)
                                                                             -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                                                       721,534             838,043
                                                                             -----------         -----------
                                                                             $ 3,037,921         $ 3,572,143
                                                                             ===========         ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                            (Unaudited)                           (Unaudited)
                                                      1999               1998               1999               1998
                                                      ----               ----               ----               ----
Net sales                                         $ 2,343,253         $ 1,769,494         $ 4,813,346         $ 3,520,832

Cost of goods sold                                  2,228,689           1,655,570           4,542,936           3,284,314
                                                  -----------         -----------         -----------         -----------
   Gross profit                                       114,564             113,924             270,410             236,518

Operating expenses:
   Selling, general & administrative                  173,837              91,137             308,116             180,643
   Restructuring & asset impairment                    13,962                  --              13,962                  --
                                                  -----------         -----------         -----------         -----------
                                                      187,799              91,137             322,078             180,643
                                                  -----------         -----------         -----------         -----------
   Operating income (loss)                            (73,235)             22,787             (51,668)             55,875

Other (income) expenses:
   Interest income                                     (5,563)             (4,360)            (10,593)             (6,999)
   Interest expense                                    27,528              16,904              51,920              27,467
   Foreign currency (gain) loss                         1,675              (1,305)              1,780              (5,097)
                                                  -----------         -----------         -----------         -----------
                                                       23,640              11,239              43,107              15,371
                                                  -----------         -----------         -----------         -----------

   Earnings (loss) before income taxes and
     minority interest in subsidiaries                (96,875)             11,548             (94,775)             40,504

Income taxes (benefit)                                 (7,787)              4,833              (5,995)             12,613
Minority interest in subsidiaries                          67               1,207                 141               1,816
                                                  -----------         -----------         -----------         -----------
   Net earnings (loss)                            $   (89,155)        $     5,508         $   (88,921)        $    26,075
                                                  ===========         ===========         ===========         ===========
Net earnings (loss) per common share:
     Basic                                        $     (1.55)        $      0.11         $     (1.57)        $      0.52
                                                  ===========         ===========         ===========         ===========
     Diluted                                      $     (1.55)        $      0.10         $     (1.57)        $      0.47
                                                  ===========         ===========         ===========         ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                            (Unaudited)
                                                                                      1999              1998
                                                                                      ----              ----
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
   Net earnings (loss)                                                             $ (88,921)        $  26,075
   Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                  28,635            18,610
       Minority interest in net earnings                                                 141             1,816
       Changes in assets and liabilities excluding effects of acquisitions:
         Accounts receivable-trade, net                                              230,968            83,649
         Accounts receivable-affiliates, net                                          28,318           (14,247)
         Inventories                                                                 366,536           156,147
         Prepaids and other assets                                                   (13,904)          (13,257)
         Accounts payable                                                           (453,905)         (325,584)
         Accrued liabilities and income taxes                                        (29,377)            1,033
                                                                                   ---------         ---------
         Net cash provided by (used in) operating activities                          68,491           (65,758)
                                                                                   ---------         ---------
Cash flows from investing activities:
   Purchase of fixed assets                                                          (23,542)          (19,747)
   Acquisitions, net of cash acquired                                                 (2,378)          (27,865)
                                                                                   ---------         ---------
         Net cash (used in) investing activities                                     (25,920)          (47,612)
                                                                                   ---------         ---------
Cash flows from financing activities:
   Proceeds from the issuance of Convertible Debentures                               50,000                --
   Proceeds from the issuance of Senior Notes                                             --           200,000
   Net borrowings from (repayments to) banks                                        (123,652)           17,883
   Proceeds from exercising stock options                                                617               502
                                                                                   ---------         ---------
         Net cash provided by (used in) financing activities                         (73,035)          218,385

Effect of exchange rate changes on cash                                              (13,280)             (263)
                                                                                   ---------         ---------
         (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                 (43,744)          104,752

Cash and cash equivalents at beginning of period                                     176,991            68,806
                                                                                   ---------         ---------
Cash and cash equivalents at end of period                                         $ 133,247         $ 173,558
                                                                                   =========         =========

                              CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)
                                   (continued)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      1999               1998
                                                                                      ----               ----
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                                         $  44,902         $  18,625
  Income taxes                                                                     $   8,971         $   6,239

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

The condensed consolidated financial statements were prepared from the books and records of the Company without audit. In the opinion of management, all adjustments, which are of a normal recurring nature, and necessary to present fairly the financial position, results of operations and cash flows for all the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full fiscal year. Sales in Europe in the first and fourth quarters of each year are typically higher than sales in the second and third quarters. In South America sales in the third and fourth quarters are typically higher than sales in the first and second quarters.

2.    RESTRUCTURING AND ASSET IMPAIRMENT COSTS

On May 1, 1999 the Company implemented a restructuring plan with the goal of reducing future operating costs. The restructuring will result in the writing-off of certain assets, a planned 10% reduction in the number of employees and the closure of redundant warehouses. The restructuring plan will be implemented throughout 1999. As of June 30, 1999, approximately $8.5 million is accrued for restructuring costs and this amount is included in accrued liabilities.

The components of the restructuring and asset impairment cost for the three and six months ended June 30, 1999 are as follows (in thousands):

Lease payments in excess of sublease income                  $  6,019
Write-off of leasehold improvements and other property
  and equipment                                                 5,913
Employee severance costs                                        1,581
Other                                                             449
                                                             --------
Total                                                        $ 13,962
                                                             ========

3.    ACQUISITIONS

In the six month period ended June 30, 1999, the Company made three insignificant acquisitions. During 1998, in addition to the Sis Distribution Ltd. ("SiS") acquisition discussed below, the Company completed 14 other acquisitions, which were considered not to be significant. All acquisitions have been accounted for under the purchase method and accordingly, the results of such acquired entities have been included in the consolidated operating results since their acquisition dates.

In March 1998, the Company acquired an 80% interest in the Hong Kong, Malaysia and Singapore subsidiaries of SiS, a Hong Kong based distributor, for $70.4 million, and paid $28.2 million of such amount on such date (representing 40% of the purchase price). Under the terms of the agreement, as modified in June 1999, $10 million of the remaining purchase price was due in cash in June 1999 and the remainder is due in cash in August 1999. The Company also agreed to loan SiS $15 million for working capital purposes in June 1999 of which $5 million has been made, and to make an addition $1.4 million late payment fee, which has been recorded as interest expense in the three months ended June 30, 1999. The $10 million purchase price and $1.4 million amounts are currently not paid and, as a result, the Company is in default of the terms of the acquisition agreement, as modified. The Company is currently negotiating with the sellers to arrange payment terms that will be mutually agreeable.

In January 1998, the Company acquired MicroInformatica Corp., a Latin America based distributor, for a purchase price based on an earn out which has now been determined to be $22.7 million. Under the acquisition agreement as modified in June 1999, the Company was obligated to pay $2.1 million in cash in June 1999 with the remainder of the purchase price to be paid in Company stock by July 30. To date $1.3 million of the cash has been paid and the issuance of Company stock has not occurred. As a result, the Company is in default of the agreement. The Company is currently negotiating with the sellers to arrange payment terms that will be mutually agreeable.

The Company can give no assurance that it will reach a mutually acceptable resolution on these matters.

Presented below is pro forma operating data showing selected operating results for the Company as if the companies acquired in 1998 were acquired on January 1, 1998. The pro forma effect of the 1999 acquisitions is immaterial. Pro forma adjustments were made to include goodwill amortization in the six month period ended June 30, 1998 based on 1998 actual results. Pro forma net earnings per share is based on the net earnings (loss) divided by the weighted average number of shares plus contingent shares actually issued.

                            Six Months Ended June 30,
                      (in thousands, except per share data)

                                                    1999                1998
                                                    ----                ----
Net sales                                       $4,813,346          $4,311,297
Net earnings (loss)                             $  (88,921)         $    8,807

Net earnings (loss) per share-basic             $    (1.57)         $     0.18
Net earnings (loss) per share-diluted           $    (1.57)         $     0.16

The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1998 or of future results of the combined companies.

4.    PER SHARE DATA

Basic earnings (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings (loss) per share includes the dilution caused by common stock options and warrants, the shares that would be issued in existing earn outs based upon applying the earn out multiple to actual earnings and dividing the result by the market price at period end and the effect of the convertible debentures on an as if converted basis. The basic weighted average number of shares is not adjusted, in the diluted computation where the impact is anti-dilutive. In certain earn outs where the Company has the option of settling the earn-out in cash or shares, the Company's current presumption is that it will use shares based on an issuance price of $4.37, the price at June 30, 1999. The weighted average number of shares for basic (loss) earnings per share was 57,449,991 and 51,181,897 for the three month periods ended June 30, 1999 and 1998, respectively, and 56,819,441 and 50,457,789 for the six month periods ended June 30, 1999 and 1998, respectively. The weighted average number of shares used in the diluted computation was

57,449,991 and 57,018,660 for the three month periods ended June 30, 1999 and 1998, respectively, and 56,819,441 and 55,754,252, for the six month periods ended June 30, 1999 and 1998, respectively.

Since the Company had a loss for the three and six months ended June 30, 1999, all potentially dilutive securities were excluded from diluted earnings per share during such period since the effect would be anti-dilutive. For the quarter ended June 30, 1999, such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 4.5 million shares of the Company's common stock, which would have added approximately 600,000 weighted average shares using the treasury method; (ii) the floating rate convertible debentures due May 31, 2003, which would have added approximately 11.8 million weighted average shares, had they been outstanding from the beginning of the quarter and assuming conversion; (iii) earn out contingencies, which the Company intends to satisfy through the issuance of shares of the Company's common stock and would have added 48.6 million weighted average shares.

The following table illustrates, for periods with income, the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                    THREE MONTHS ENDED JUNE 30, 1998
                                                    --------------------------------
                                                   NET          WEIGHTED     PER SHARE
                                                 EARNINGS    AVERAGE SHARES    AMOUNT
                                                 --------    --------------    ------
Net earnings                                     $ 5,508
                                                 =======
   Net earnings per share-basic                    5,508         51,182        $0.11
                                                                               =====
Effect of dilutive shares:
   Stock options and warrants outstanding             --          1,487
   Earn out contingencies                             --          4,350
                                                 -------        -------        -----
Net earnings per share-diluted                   $ 5,508         57,019        $0.10
                                                 =======        =======        =====

                                                     SIX MONTHS ENDED JUNE 30, 1998
                                                     ------------------------------
                                                   NET          WEIGHTED     PER SHARE
                                                 EARNINGS    AVERAGE SHARES    AMOUNT
                                                 --------    --------------    ------
Net earnings                                     $26,075
                                                 =======
   Net earnings per share-basic                   26,075         50,458        $0.52
                                                                               =====
Effect of dilutive shares:
   Stock options and warrants outstanding             --          1,491
   Earn out contingencies                             --          3,805
                                                 -------        -------        -----
Net earnings per share-diluted                   $26,075         55,754        $0.47
                                                 =======        =======        =====

5.    LONG TERM DEBT

The Company's long-term debt at June 30, 1999, consists principally of a $140 million facility agreement for certain subsidiaries, $27 million due by a subsidiary under a revolving credit agreement, $50 million of floating rate convertible debentures ("Debentures") due May 31, 2003 and $200 million of Senior Notes ("Notes") due 2005.

In June, 1999 the Company issued the Debentures to Computer Associates International, Inc. ("CA"). The interest rate on the debentures is the six month LIBOR rate plus 2%, (7.17% for the initial interest period), adjusted semiannually. The Company is using the proceeds for working capital purposes.

The Debentures are convertible into the Company's common stock at any time at a conversion price of $5.50 per share. The conversion price is subject to adjustment under certain conditions, including upon the average closing price of the Company's common stock falling below $5.50 during the twenty days preceding any conversion date or upon new issuance of shares at a price lower than $5.50. In connection with the financing, the Company issued to CA a warrant expiring May 31, 2004 for two million shares of common stock at an exercise price of $5.50 per share. The exercise price of the warrant is reduced if new shares are issued at a lower price. The warrant has been recorded at a fair value of $3 million as a discount to the Debentures and this amount is being amortized over the life of the Debentures.

On December 30, 1998, three of the Company's German subsidiaries (collectively, the "Borrowers") entered into a three year DM 325 million (approximately $180 million) Facility Agreement with a bank. Advances under the agreement may be used for working capital needs of the Borrowers and are based upon a borrowing base equal to the aggregate of 85% of eligible accounts receivable, 50% of eligible inventory and 100% of inventory of a specific vendor. The debt is secured by a lien on the receivables, inventories and intangible assets of the Borrowers and two Austrian subsidiaries of the Company, and a lien on the receivables of a Swiss subsidiary of the Company (collectively, the "Pledgors"), and a pledge of the shares of the Borrowers and the Pledgors. The indebtedness has been guaranteed by the Company, the Pledgors, and certain other subsidiaries of the Company. Interest is at a variable rate based on Euro LIBOR. At June 30, 1999, the interest rate on this credit facility was 6.02%. The agreement, among other things, limits the ability of the Borrowers to incur additional indebtedness. At June 30, 1999 the Company was in violation of a certain covenant pertaining to the above agreement. The Company is negotiating terms of a waiver with such lender but can give no assurance of the successful completion of such negotiations. If negotiations are unsuccessful, the amount may ultimately have to be classified as a current liability. At June 30, 1999, the total amount outstanding under this credit facility was $139.7 million.

A Swiss subsidiary of the Company has a long term credit facility due November 2000 which provides for advances for working capital needs based upon eligible inventory. This debt is secured by a lien on inventory and contains covenants requiring certain levels of net worth and profitability. At June 30, 1999 the amount outstanding under the facility was $27 million.

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

The following condensed financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results for the Company. The results of operations and cash flow presented below assume that the guarantor subsidiaries were in place for all periods presented. The Company and guarantor subsidiaries have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Company has not presented separate financial statements and other disclosures concerning the guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors (amounts in thousands).

                                                                              AS OF JUNE 30, 1999
                                          ------------------------------------------------------------------------------------------
                                                CHS                                    NON-
                                          ELECTRONICS, INC.      GUARANTORS         GUARANTORS        ELIMINATIONS      CONSOLIDATED
                                          -----------------      ----------         ----------        ------------      ------------
Cash                                         $        79        $    (6,036)       $   139,204        $        --        $   133,247
Accounts receivable                                   19             29,011          1,095,107                 --          1,124,137
Intercompany receivables                         528,288             16,284                 --           (544,572)                --
Iventories                                            --             11,350            650,539                 --            661,889
Other current assets                               2,893              1,690             86,048                 --             90,631
                                             -----------        -----------        -----------        -----------        -----------
Total current assets                             531,279             52,299          1,970,898           (544,572)         2,009,904

Property and equipment, net                        1,591              8,537            109,979                 --            120,107
Cost in excess of assets acquired, net                --                 --            844,545                 --            844,545
Investments in affliliated companies             722,427          1,498,518                 --         (2,220,945)                --
Other assets                                      18,620             12,341             32,404                 --             63,365
                                             -----------        -----------        -----------        -----------        -----------
Total assets                                 $ 1,273,917        $ 1,571,695        $ 2,957,826        $(2,765,517)       $ 3,037,921
                                             ===========        ===========        ===========        ===========        ===========

Notes payable                                $        --        $     9,532        $   508,047        $        --        $   517,579
Intercompany payables                              3,976            330,143            210,453           (544,572)                --
Accounts payable                                   7,467             22,878            888,694                 --            919,039
Accrued expenses                                   5,003              5,428             95,972                 --            106,403
Amount due to sellers                            299,003                 --                 --                 --            299,003
Income taxes payable                             (10,129)               494             13,615                 --              3,980
                                             -----------        -----------        -----------        -----------        -----------
Total current liabilities                        305,320            368,475          1,716,781           (544,572)         1,846,004
Long term debt                                   247,063              4,465            208,248                 --            459,776
Minority interests                                    --                 --                 --             10,607             10,607

Shareholders' equity                             721,534          1,198,755          1,032,797         (2,231,552)           721,534
                                             -----------        -----------        -----------        -----------        -----------
                                             $ 1,273,917        $ 1,571,695        $ 2,957,826        $(2,765,517)       $ 3,037,921
                                             ===========        ===========        ===========        ===========        ===========

                                                                              AS OF JUNE 30, 1998
                                          ------------------------------------------------------------------------------------------
                                                CHS                                    NON-
                                          ELECTRONICS, INC.      GUARANTORS         GUARANTORS        ELIMINATIONS      CONSOLIDATED
                                          -----------------      ----------         ----------        ------------      ------------
Cash                                         $    16,667        $       166        $   156,725        $        --        $   173,558
Accounts receivable                               25,125              1,317            709,021                 --            735,463
Intercompany receivables                         279,717              1,394                 --           (281,111)                --
Iventories                                            --                 --            633,254                 --            633,254
Other current assets                               1,735                664             79,742                 --             82,141
                                             -----------        -----------        -----------        -----------        -----------
Total current assets                             323,244              3,541          1,578,742           (281,111)         1,624,416

Property and equipment, net                        2,785                 68             80,025                 --             82,878
Cost in excess of assets acquired, net                --                 --            507,472                 --            507,472
Investments in affliliated companies             749,226          1,379,869                 --         (2,129,095)                --
Other assets                                      15,041                 --             23,252                 --             38,293
                                             -----------        -----------        -----------        -----------        -----------
Total assets                                 $ 1,090,296        $ 1,383,478        $ 2,189,491        $(2,410,206)       $ 2,253,059
                                             ===========        ===========        ===========        ===========        ===========

Notes payable                                $        --        $       700        $   421,711        $        --        $   422,411
Intercompany payables                                 --            148,958            132,153           (281,111)                --
Accounts payable                                    (318)                98            603,032                 --            602,812
Accrued expenses                                   9,492                284             80,182                 --             89,958
Amount due to sellers                            138,986                 --                 --                 --            138,986
Income taxes payable and other                       854             (1,427)            25,715                 --             25,142
                                             -----------        -----------        -----------        -----------        -----------
Total current liabilities                        149,014            148,613          1,262,793           (281,111)         1,279,309
Long term debt                                   200,000                 --             32,154                 --            232,154
Minority interests                                    --                 --                 --              6,922              6,922

Shareholders' equity                             741,282          1,234,865            894,544         (2,136,017)           734,674
                                             -----------        -----------        -----------        -----------        -----------
                                             $ 1,090,296        $ 1,383,478        $ 2,189,491        $(2,410,206)       $ 2,253,059
                                             ===========        ===========        ===========        ===========        ===========

                                                                         SIX MONTHS ENDED JUNE 30, 1999
                                            ---------------------------------------------------------------------------------------
                                                  CHS                                   NON-
                                            ELECTRONICS, INC.     GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------     ----------        ----------       ------------      ------------
Net sales                                      $        --       $   116,507       $ 4,696,839       $        --       $ 4,813,346
Cost of goods sold                                      --           106,880         4,436,056                --         4,542,936
                                               -----------       -----------       -----------       -----------       -----------
Gross profit                                            --             9,627           260,783                --           270,410
Operating expenses                                  21,330             8,297           292,451                --           322,078
                                               -----------       -----------       -----------       -----------       -----------
Operating income (loss)                            (21,330)            1,330           (31,668)               --           (51,668)
Other (income) expense, net                         11,360               500            31,247                --            43,107
                                               -----------       -----------       -----------       -----------       -----------
Earnings (loss) before income taxes and
   minority interest in subsidiaries               (32,690)              830           (62,915)               --           (94,775)
Income taxes (benefit)                              (4,403)            1,189            (2,781)               --            (5,995)
Equity in (earnings) losses of affiliated
   companies, net of tax                            60,634            46,608                --          (107,242)               --
Minority interest                                       --                --                --               141               141
                                               -----------       -----------       -----------       -----------       -----------
Net earnings                                   $   (88,921)      $   (46,967)      $   (60,134)      $   107,101       $   (88,921)
                                               ===========       ===========       ===========       ===========       ===========

                                                                         SIX MONTHS ENDED JUNE 30, 1998
                                            ---------------------------------------------------------------------------------------
                                                  CHS                                   NON-
                                            ELECTRONICS, INC.     GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------     ----------        ----------       ------------      ------------
Net sales                                      $        --       $        31       $ 3,520,801       $        --       $ 3,520,832
Cost of goods sold                                      --              (352)        3,284,666                --         3,284,314
                                               -----------       -----------       -----------       -----------       -----------
Gross profit                                            --               383           236,135                --           236,518
Operating expenses                                     331               373           174,842                --           175,546
                                               -----------       -----------       -----------       -----------       -----------
Operating income (loss)                               (331)               10            61,293                --            60,972
Other (income) expense, net                          1,850               200            18,418                --            20,468
                                               -----------       -----------       -----------       -----------       -----------
Earnings (loss) before income taxes and
   minority interest in subsidiaries                (2,181)             (190)           42,875                --            40,504
Provision for income taxes                             381               (73)           12,305                --            12,613
Equity in (earnings) of affiliated
   companies, net of tax                           (43,427)          (45,275)               --            88,702                --
Minority interest                                       --                --                --             1,816             1,816
                                               -----------       -----------       -----------       -----------       -----------
Net earnings                                   $    40,865       $    45,158       $    30,570       $   (90,518)      $    26,075
                                               ===========       ===========       ===========       ===========       ===========

                                                                        THREE MONTHS ENDED JUNE 30, 1999
                                            ---------------------------------------------------------------------------------------
                                                  CHS                                   NON-
                                            ELECTRONICS, INC.     GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                            -----------------     ----------        ----------       ------------      ------------
Net sales                                      $        --       $    43,406       $ 2,299,847       $        --       $ 2,343,253
Cost of goods sold                                      --            38,412         2,190,277                --         2,228,689
                                               -----------       -----------       -----------       -----------       -----------
Gross profit                                            --             4,994           109,570                --           114,564
Operating expenses                                  22,328             3,845           161,626                --           187,799
                                               -----------       -----------       -----------       -----------       -----------
Operating income (loss)                            (22,328)            1,149           (52,056)               --           (73,235)
Other (income) expense, net                          6,247               113            17,280                --            23,640
                                               -----------       -----------       -----------       -----------       -----------
Earnings (loss) before income taxes and
   minority interest in subsidiaries               (28,575)            1,036           (69,336)               --           (96,875)
Income taxes (benefit)                              (1,727)             (942)           (5,118)               --            (7,787)
Equity in (earnings) losses of affiliated
   companies, net of tax                            62,307            47,769                --          (110,076)               --
Minority interest                                       --                --                --                67                67
                                               -----------       -----------       -----------       -----------       -----------
Net earnings                                   $   (89,155)      $   (45,791)      $   (64,218)      $   110,009       $   (89,155)
                                               ===========       ===========       ===========       ===========       ===========

                                                                      THREE MONTHS ENDED JUNE 30, 1998
                                            ---------------------------------------------------------------------------------
                                                  CHS                                NON-
                                            ELECTRONICS, INC.   GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                            -----------------   ----------       ----------     ------------     ------------
Net sales                                      $       --       $       --       $1,769,494      $       --       $1,769,494
Cost of goods sold                                     --              (62)       1,655,632              --        1,655,570
                                               ----------       ----------       ----------      ----------       ----------
Gross profit                                           --               62          113,862              --          113,924
Operating expenses                                 (2,137)             360           91,609              --           89,832
                                               ----------       ----------       ----------      ----------       ----------
Operating income (loss)                             2,137             (298)          22,253              --           24,092
Other (income) expense, net                         2,419               54           10,071              --           12,544
                                               ----------       ----------       ----------      ----------       ----------
Earnings (loss) before income taxes and
   minority interest in subsidiaries                 (282)            (352)          12,182              --           11,548
Income taxes (benefit)                                 71             (135)           4,897              --            4,833
Equity in (earnings) losses of affiliated
   companies, net of tax                          (20,651)         (22,694)              --          43,345               --
Minority interest                                      --               --               --           1,207            1,207
                                               ----------       ----------       ----------      ----------       ----------
Net earnings                                   $   20,298       $   22,477       $    7,285      $  (44,552)      $    5,508
                                               ==========       ==========       ==========      ==========       ==========

                                                                              SIX MONTHS ENDED JUNE 30, 1999
                                                   ---------------------------------------------------------------------------------
                                                         CHS                                NON-
                                                   ELECTRONICS, INC.   GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                   -----------------   ----------       ----------     ------------     ------------
Net cash provided (used) in operating activities      $       --       $       --       $   68,491      $       --       $   68,491
Net cash provided (used) in investing activities         (51,984)          (4,791)          30,855              --          (25,920)
Net cash provided (used) in financing activities          50,000               --         (123,035)             --          (73,035)
Effect of exchange rate                                       --               --          (13,280)             --          (13,280)
Cash at beginning                                          2,063           (1,245)         176,173              --          176,991
Cash at end                                           $       79       $   (6,036)      $  139,204      $       --       $  133,247

                                                                              SIX MONTHS ENDED JUNE 30, 1998
                                                   ---------------------------------------------------------------------------------
                                                         CHS                                NON-
                                                   ELECTRONICS, INC.   GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                   -----------------   ----------       ----------     ------------     ------------
Net cash provided (used) in operating activities      $       --       $       --       $  (65,758)     $       --       $  (65,758)
Net cash provided (used) in investing activities         (34,559)              --          (13,053)             --          (47,612)
Net cash provided (used) in financing activities          48,859              166          169,360              --          218,385
Effect of exchange rate                                       --               --             (263)             --             (263)
Cash at beginning                                          2,367               --           66,439              --           68,806
Cash at end                                           $   16,667       $      166       $  156,725      $       --       $  173,558

The Company is in violation of various requirements contained in two different short-term credit facilities at June 30, 1999. Total amount outstanding at June 30, 1999 under such facilities was $67.4 million. The Company is negotiating terms of a waiver with such lenders but can give no assurance of the successful completion of such negotiations.

6.    COMPREHENSIVE INCOME (LOSS)

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income (loss) and its components in the Company's consolidated financial statements. Comprehensive income (loss) is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive (loss) income was $(132.4) million and $19.3 million for the six months ended June 30, 1999 and 1998, respectively, and $(104.8) million and $2.8 million for the three months ended June 30, 1999 and 1998, respectively. The primary difference from net income as reported is the change in cumulative foreign currency translation adjustment.

7.    CONTINGENCIES

The Company is party to a case entitled DARBY V. CHS ELECTRONICS, INC. ET. AL. pending in the United States District Court for the Southern District of Florida. This complaint and others were purportedly filed on behalf of those security holders of the Company who purchased such securities during specified time frames. The complaints, which purport to be class action complaints, generally allege that the Company and certain of its officers violated federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934) in connection with financial reporting and disclosure. Among other things, the plaintiffs allege that the Company and certain of its officers and directors materially overstated financial disclosures. The plaintiffs seek, among other relief, to be declared a class and to be awarded compensatory damages and attorney's fees and costs. By order dated June 23, 1999, the Court consolidated the above-referenced cases and appointed lead plaintiffs and approved the selection of lead counsel for the lead plaintiffs. Pursuant to the direction of the Court, the parties have submitted a proposed pre-trial schedule which is pending consideration with the Court.

On October 12, 1998 Metro AG of Germany ("Metro") announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro commenced suits against a Bank which had issued a DM 20 million letter of credit (approximately $11 million) provided by the Company as part of the transaction in an attempt to force payment on the letter of credit. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met and intervened in the litigation. In both cases Metro's claims were dismissed. The Vobis Group purchase agreement called for disputes to be settled by arbitration in Germany and an arbitration proceeding has been initiated by Metro. The arbitration proceeding is in an early stage and no prediction can be made as to its outcome. The purchase agreement did not provide for a break-up fee.

The Company is involved in other litigation relating to claims arising in the normal course of its business. None of these legal proceedings are expected, individually or in the aggregate, to have a material adverse effect on the Company.

8.    RELATED PARTY TRANSACTIONS

A member of the Board of Directors, who is a more than 5% shareholder and officer of the Company had ownership interests and control over other companies that did business with the Company. The accompanying financial statements include the following transactions and balances which relate to this individual or his related entities during the six months ended June 30, 1999 and 1998 (amounts in thousands):

                                                 1999                  1998
                                                 ----                  ----
Sales to such related parties                   $   56               $27,900
Purchases from such related parties                163                 3,200
Net amount due the Company                       1,768                15,200

In an agreement in December 1998 and subsequently amended in March 1999, CHS acquired certain of these companies for a net amount of 1.7 million shares of common stock and $4.0 million in cash. In January 1999, the Company acquired for $5.4 million in cash the remaining entity which had transactions with the Company. In connection with the acquisitions, the Company recorded goodwill of $38.5 million. As a result of these acquisitions, the Company expects no significant transactions in the future.

During 1998, the Company sold two companies and rights to entities in which the above individual has a minority ownership interest. The companies and rights sold were ancillary operations acquired as part of the acquisition of Frank & Walter in January 1997. The companies were sold for cash of $6.7 million, all of which was collected during 1999.

The Company has a receivable from Comtrad Holdings, Inc. ("CHI") and its wholly owned subsidiary, Comtrad, Inc. ("Comtrad"), of $20.7 million at June 30, 1999 and $18.9 million at June 30, 1998. CHI is controlled by the Chief Executive Officer of the Company and a member of the Board of Directors has a minority interest. This receivable is in the form of a promissory note which Comtrad and CHI have collateralized with all of their net assets. The principal asset of CHI and Comtrad is shares of the Company's common stock. The principal liabilities of these companies is an amount due of approximately $10 million to a financial institution and the amount due to the Company. Interest accrues on the promissory note at prime rate and is due together with the principal amount outstanding 180 days after demand. Interest charged to Comtrad and CHI during the six months ended June 30, 1999 and 1998 was $0.7 million for each period, respectively. The market value of the Company's shares at June 30, 1999 would have been insufficient to liquidate the indebtedness. Management, after considering all relevant factors and the fact that there has been no increase in market prices subsequent to June, has established a valuation reserve of $20.7 million as of June 30, 1999 by a charge to operating expenses.

9.    SEGMENT INFORMATION

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

The Company's business activities involve the operating segments of distribution of microcomputer equipment and software products. The operating segments are the distribution to resellers and the distribution to assemblers. The former involves both universal products (products that represent the basic components of a personal computer without regard to the specific local language, regulatory and technical factors of individual markets) and localized products while the latter is principally universal products. In addition, another operating segment is the Company's central treasury function. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies to the Company's audited consolidated financial statements for the year ended December 31, 1998 (Note A). The segments are managed separately since each requires different business and marketing strategies. The geographic areas in which the distribution to resellers segment operates are Western Europe, Eastern Europe, Latin America and Asia/Middle East. Net sales, gross profit, operating income (before interest and income taxes) and total assets by segment were as follows (in thousands):

                                   DISTRIBUTION TO RESELLERS
                       -----------------------------------------------
                                                               ASIA/     DISTRIBUTION
Six Months Ended        WESTERN      EASTERN       LATIN      MIDDLE          TO                             TOTAL
   June 30               EUROPE       EUROPE      AMERICA      EAST       ASSEMBLERS        TREASURY       SEGMENTS
                         ------       ------      -------      ----       ----------        --------       --------
1999
  Net sales           $ 2,835,378   $ 397,179    $ 743,194   $ 272,752     $ 564,843       $       -     $ 4,813,346
  Gross profit            146,581      28,671       53,316      15,307        26,535               -     $   270,410
  Operating income
    (loss)                    109       4,380      (14,930)      3,496        (4,140)         (3,026)    $   (14,111)
  Total assets          1,533,304     163,903      473,712     133,866       339,797         198,837     $ 2,843,419

1998
  Net sales           $ 1,838,051   $ 269,892    $ 680,304   $ 129,859     $ 602,726             $ -     $ 3,520,832
  Gross profit            127,893      21,696       42,274       9,048        35,607               -       $ 236,518
  Operating income
    (loss)                 44,593       9,241       11,439       3,959         9,032          (1,563)       $ 76,701
  Total assets            772,054     139,210      397,473      94,269       314,390         195,195     $ 1,912,591

Reconciliation of total segments to consolidated total:

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                ------------------------------
ASSETS:                                             1999                1998
                                                    ----                ----
OPERATING INCOME:
Total operating income for reportable segments  $   (14,111)       $    76,701
Corporate (expenses) income                         (21,390)           (10,359)
Goodwill amortization not allocated                 (16,167)           (10,467)
                                                -----------        -----------
Total operating income                          $   (51,668)       $    55,875
                                                ===========        ===========

                                                        AS OF JUNE 30,
                                                ------------------------------
ASSETS:                                             1999                1998
                                                    ----                ----
Total segments                                  $ 2,843,419        $ 1,912,591
Elimination of intercompany receivables            (627,458)          (530,993)
Goodwill not allocated                              844,545            507,472
Other assets, including reclassifications           (22,585)           363,989
                                                -----------        -----------
Total consolidated assets                       $ 3,037,921        $ 2,253,059
                                                ===========        ===========

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                ------------------------------
GEOGRAPHIC INFORMATION:                             1999               1998
                                                    ----               ----
Net sales:
Western Europe                                  $ 3,233,201        $ 2,262,092
Eastern Europe                                      487,629            387,635
Latin America                                       743,194            670,788
Asia, Africa and Middle East                        349,322            200,317
                                                -----------        -----------
Consolidated Total                              $ 4,813,346        $ 3,520,832
                                                ===========        ===========

The Company's product mix by category was:

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                ------------------------------
                                                  1999                  1998
                                                  ----                  ----
Personal computers                                  23%                   16%
Mass storage                                        21%                   28%
Printers                                            11%                   12%
Software                                            10%                   10%
Components                                           7%                    9%
Networking and multimedia                            9%                    9%
Peripherals                                          7%                    8%
Other                                               12%                    8%
                                                   ----                  ----
Total                                              100%                  100%
                                                   ====                  ====


The Company's customers typically rely on distributors as their principal source of microcomputer products and financing. The Company's backlog of orders is not considered material to an understanding of its business. No single customer accounted for more than one percent of the Company's net sales in the six months ended June 30, 1999 and 1998.

                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

In the second quarter of 1999 several of the Company's major suppliers and lenders changed the terms of their credit arrangements with the Company. These changes included a decrease in the number of days the Company had to pay for product purchases, a stricter adherence to payment terms and higher interest rates. These changes have increased the Company's working capital requirements and financing costs and reduced the Company's ability to take advantage of early payment discounts as compared to previous periods. Additionally, in the quarter the Company experienced a reduction in the number and types of incentives offered by certain vendors.

The Company's response to these actions was to reduce inventory levels, which increased turns and reduced working capital requirements. During the quarter the Company had net cash from operating activities of $107.9 million, which it used to repay bank loans and fund operations.

The Company announced in the second quarter of 1999, that in response to lower, restated earnings in 1998 and disappointing results in Q1 1999, that it would begin in May a restructuring program to reduce operating cost by $30 million in 1998 and $40 million on an annual basis. Through June 30, 1999, 50% of the planned headcount reduction and 25% of the planned warehouse reduction were completed. Another 35% of the headcount reduction and 25% of the warehouse reduction is anticipated to be completed in Q3 1999.

The Company recently announced it intends to immediately hire an investment banker to evaluate strategic alternatives that would enhance shareholder value. There can be no assurance that this will result in any action being taken by the Company.

OVERVIEW

The Company's net sales and net earnings have grown substantially during the past several years, in large part due to acquisitions. The acquisitions from January 1, 1998 to June 30, 1999 are shown below:

OPERATING SUBSIDIARY           CHS ACQUISITION SERVICE AREA                                   DATE
--------------------           ----------------------------                                   ----
BGS Slovakia                   Slovakia                                                     May 1999
M&V Technologies               Thailand                                                   April 1999
Yakumo                         Germany, Hong Kong                                       January 1999
MC DOS(1)(2)                   Germany, Netherlands                                    December 1998
Lung(2)                        Hong Kong                                               December 1998
Brightstar                     Latin America                                           November 1998
CHS Argentina(3)               Argentina                                                 August 1998
Memory Set                     Spain                                                       July 1998
Cornejo                        Argentina                                                   July 1998
Intcomex                       Mexico, Panama, Guatemala, Chile                            July 1998
                               Peru and Uruguay
Metrologie International       France, United Kingdom and Spain                            July 1998
Arena                          Turkey                                                       May 1998
Armada                         Turkey                                                       May 1998
Verisell Russia(4)             Russia                                                       May 1998


Raphael Informatika            Italy                                                        May 1998
Aptec                          Middle East                                                  May 1998
SiS Distribution(5)            China, Malaysia, Singapore and Vietnam                     March 1998
TH' Systems                    Czech Republic, Poland, Hungary and
                               Slovakia                                                February 1998
ARC Spain                      Spain                                                    January 1998
MicroInformatica               Latin America                                            January 1998

----------------------
(1)      The Company owns 60% of MC DOS Netherlands.
(2)      Deemed by the Company to be part of a single acquisition.
(3)      Formerly known as Acron.
(4)      Formerly known as Merisel Russia.
(5)      The Company owns 80% of this company.

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

NET SALES. Net sales increased $573.8 million, or 32.4%, from $1.77 billion in second quarter 1998 to $2.34 billion in second quarter 1999 due principally to acquisitions. Of the increase in net sales, newly acquired subsidiaries contributed $629.8 million. Net sales of subsidiaries consolidated for both 1999 and 1998 second quarters decreased $56 million, or 3.2%. This change is attributed to increased consumer demand for microcomputer products offered by the Company, principally in Western Europe, more than offset by economic difficulties in Latin America where management has made a decision to reduce credit sales.

GROSS PROFIT. Gross profit increased $.6 million, or .6%, from $113.9 million in second quarter 1998 to $114.6 million in second quarter 1999. Newly acquired companies contributed $38.2 million of gross profit. Gross profit of subsidiaries consolidated for both 1999 and 1998 second quarters, decreased $37.6 million, or 33%.

Gross profit was 4.9% for the quarter ended June 30, 1999 and 6.4% for the quarter ended June 30, 1998. The decrease was due principally to lower gross margins from subsidiaries located in Western Europe. The decrease is attributable to a severe drop in gross margins on mass storage products in the second quarter, increased competition, cash flow pressures that resulted in significant missed early payment discounts and reduced incentives offered by certain vendors. The Company expects that overall gross margins may continue to be lower during the remainder of 1999 compared to 1998 due to competitive pricing pressures across all regions. However, the Company will attempt to offset this decline through expansion of enterprise system distribution operations, computer assembly and distribution of private label products.

OPERATING EXPENSES. Operating expenses as a percentage of net sales was 8.0% in the second quarter of 1999 and 5.1% in the second quarter of 1998. The increase in operating expense was due to growth from acquisitions, internal growth and specific charges recorded in the second quarter. The most significant items were a charge for restructuring costs of $14.0 million, a $20.7 million charge to reserve a note from an affiliate and a charge for additional bad debt reserves, principally in the Latin American region of $24.0 million. Excluding these charges, operating expenses as a percent of sales was 5.5%. Operating expenses as a percentage of sales also increased due to an increase in goodwill amortization and general cost increases. In May 1999, the Company began implementing a cost reduction and restructuring program intended to reduce operating expenses. Approximately 50% of the personnel reduction and 33% of the warehouse closing were accomplished late in the quarter and it is expected that the benefits of these actions will be fully realized in the third quarter. The Company expects to be approximately 70% complete with the program by the end of the third quarter.

NET INTEREST EXPENSE. Net interest expense increased $9.5 million from $12.5 million in second quarter 1998 to $22.0 million in second quarter 1999 due to interest on the Notes, the Debentures and increased borrowings of the Company to support increased sales.

INCOME TAXES (BENEFIT). Income taxes (benefit) as a percentage of earnings
(loss) before income taxes and minority interest was 8% in second quarter 1999 and 42% in second quarter 1998. The change is due to losses in subsidiaries for which no tax benefit can be provided and increased non-deductible goodwill amortization.

SIX MONTHS 1999 COMPARED TO SIX MONTHS 1998

NET SALES. Net sales increased $1.29 billion, or 36.7%, from $3.52 billion in the six months ended June 30, 1998 to $4.81 billion in the six months ended June 30, 1999 due to acquisitions. The newly acquired subsidiaries contributed all of the increase in net sales. Net sales of subsidiaries consolidated for both six month periods ended June 30, 1999 and 1998 did not grow. This result is attributed to increased consumer demand for microcomputer products offered by the Company, principally in Western Europe and Asia, offset by economic difficulties in Latin America where management has made a decision to reduce credit sales.

GROSS PROFIT. Gross profit increased $33.9 million, or 14.3%, from $236.5 million in the six months ended June 30, 1998 to $270.4 million in the six months ended June 30, 1999 due principally to acquisitions. Newly acquired companies contributed $88.8 million of gross profit. Gross profit of subsidiaries consolidated for both six month periods ended June 30, 1999 and 1998, decreased $54.9 million, or 23.2%.

Gross profit was 5.6% for the six months ended June 30, 1999 and 6.7% for the six months ended June 30, 1998. The decrease was due principally to lower gross margins from subsidiaries located in Western Europe. The decrease is attributable to a severe drop in gross margins on mass storage products, increased competition, cash flow pressures that resulted in missed early payment discounts and reduced incentives offered by certain vendors. The Company expects that overall gross margins may continue to be lower during the remainder of 1999 compared to 1998 due to competitive pricing pressures across all regions. However, the Company will attempt to offset this decline through expansion of enterprise system distribution operations, computer assembly and distribution of private label products.

OPERATING EXPENSES. Operating expenses as a percentage of net sales were 6.7% in the six months ended June 30, 1999 and 5.0% in the six months ended June 30, 1998. The increase in operating expense was due to growth from acquisitions, internal growth and specific charges recorded in the second quarter of 1999. The most significant items were a charge for restructuring costs of $14.0 million, a $20.7 million charge to reserve a note from an affiliate and a charge for additional bad debt reserves, principally in the Latin American region of $24.0 million. Excluding these charges, operating expenses as a percent of sales were 5.5%. Operating expenses as a percent of sales increased due to an increase in goodwill amortization and general cost increases. In May 1999, the Company began implementing a cost reduction and restructuring program. Approximately 50% of the personnel reduction and 33% of the warehouse closing were accomplished late in the quarter and it is expected that the benefits of these actions will be fully realized in the third quarter. The Company expects to be approximately 70% complete with the program by the end of the third quarter.

NET INTEREST EXPENSE. Net interest expense increased $20.8 million from $20.5 million in six months ended June 30, 1998 to $41.3 million in six months ended June 30, 1999 due to interest on the Notes, the debentures and increased borrowings of the Company to support increased sales.

INCOME TAXES (BENEFIT). Income taxes (benefit) as a percentage of earnings before income taxes and minority interest was 6.3% in six months ended June 30, 1999 and 31% in six months ended June 30, 1998.

The change is due to losses in subsidiaries with no tax benefit and increased non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $68.5 million was provided by and net cash of $65.8 million was used in operating activities in the six months ended June 30, 1999 and 1998, respectively. In 1999, net cash was provided by decreases in trade receivables and inventory reduced by decreases in accounts payable. In 1998, net cash was used principally as a result of decreases in accounts payables reduced by decreases in accounts receivables and inventories. Net cash used in investing activities in the six month periods ended June 30, 1999 and 1998 included approximately $23.5 million and $19.7 million, respectively, related to fixed asset additions. In addition, $2.4 million and $27.9 million, respectively, was used in acquisitions during the six months ended June 30, 1999 and 1998. Net cash of $73.1 million was used in financing activities during the six months ended June 30, 1999. The Debentures provided $50 million net cash while there were repayments to banks of $123.7 million. Net cash of $218.4 million was provided by financing activities in the six month period ended June 30, 1998, due principally to borrowings of the Notes and net borrowings from banks.

In the second quarter several of the Company's major suppliers and lenders changed the terms of their credit arrangements with the Company. These changes included a decrease in the number of days the Company had to pay for product purchases, a stricter adherence to payment terms and higher interest rates. These changes have increased the Company's working capital requirement and financing costs and reduced the Company's ability to take advantage of early payment discounts as compared to previous periods. Additionally, in the quarter, the Company experienced a reduction in the number and types of incentives offered by certain vendors.

The Company's response to these actions was to reduce inventory levels which increased turns and reduced working capital requirements. During the quarter the Company had net cash from operating activities of $107.9 million which it used to repay bank loans and fund operations.

The Company's principal needs for additional cash in 1999 will be: (i) for the purchase of additional inventory to support growth; (ii) to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment; and (iii) to pay amounts due to sellers of businesses. In certain earn outs where the Company has the option of settling certain of the earn outs in cash or shares, the Company's current presumption is it will use shares. The Company is seeking additional cash through its existing bank credit lines and through additional credit facilities for those earn outs that it will not be able to settle in shares, but there can be no assurance that financing will be available on terms acceptable to the Company.

The Company has liabilities to sellers of business of $299.0 million at June 30, 1999 representing the remaining price of acquisitions for which there is a minimum payment or where an earn out is complete. Management believes such amounts are best financed through long term debt or equity. The Company is negotiating with each significant seller to extend such payments until long term financing can be completed. There are two acquisitions where the Company is in default of the acquisition agreement and is negotiating with the sellers for mutually agreeable payment terms. While the Company believes such negotiations will be successful there can be no assurance of the same and it may have to use current cash or financing facilities or issue common stock to satisfy such liabilities within the next 12 months. If the portion of such liabilities payable in stock were settled in stock at the market price on June 30, 1999 of approximately $4.37, the number of shares issued would be 48.6 million, which is in excess of the authorized but unissued number of shares available for issuance.

On December 30, 1998, three of the Company's German subsidiaries (collectively, the "Borrowers") entered into a three year DM 325 million (approximately $180 million) Facility Agreement with a bank. Advances under the agreement may be used for working capital needs of the Borrowers and are based upon a borrowing base equal to the aggregate of 85% of eligible accounts receivable, 50% of eligible inventory and 100% of inventory of a specific vendor. The debt is secured by a lien on the receivables, inventories and intangible assets of the Borrowers and two Austrian subsidiaries of the Company, and a lien on the receivables of a Swiss subsidiary of the Company (collectively, the "Pledgors"), and a pledge of the shares of the Borrowers and the Pledgors. The indebtedness has been guaranteed by the Company, the Pledgors, and certain other subsidiaries of the Company. Interest is at a variable rate based on Euro LIBOR. At June 30, 1999, the interest rate on this credit facility was 6.02%. The agreement, among other things, limits the ability of the Borrowers to incur additional indebtedness. At June 30, 1999 the Company was in violation of a certain covenant pertaining to the above agreement. The Company is negotiating terms of a waiver with such lender but can give no assurance of the successful completion of such negotiation. If the negotiations are unsuccessful the amount may ultimately have to be reclassified as a current liability. At June 30, 1999, the total amount outstanding under this credit facility was $139.7 million.

The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. At June 30, 1999, of the $655.0 million aggregate amount available under these agreements, $512.0 million was outstanding. Such agreements are usually for a term of one year and are secured by the receivables of the borrower and, in certain instances, inventories of the borrower. Additionally, cash of $32.8 million is held by certain banks as additional collateral. The weighted average interest rate at June 30, 1999 was 6.3%. Certain of these agreements contain financial covenants requiring, among other things, the maintenance of certain net worth and loan-to-collateral value terms. The Company typically guarantees these loans. The Company has also guaranteed the obligations of certain of its subsidiaries to certain vendors.

The Company is in violation of various requirements contained in two different short-term credit facilities at June 30, 1999. Total amount outstanding at June 30, 1999 under such facilities was $67.4 million. The Company is negotiating terms of a waiver with such lenders but can give no assurance of the successful completion of such negotiations.

The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from, and intercompany borrowings with, its subsidiaries to generate the funds necessary to meet its obligations. In certain countries, exchange controls may limit the ability of the Company's subsidiaries to make payments to the Company. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets and cash flow of such subsidiaries over the claims of the Company or its shareholders. Restrictions in financing or credit arrangements may also limit access to such earnings. Certain of these revolving credit agreements limit the ability of the respective subsidiaries to pay dividends, make loans or provide other distributions to the Company. Currently, the subsidiaries with such agreements are CHS U.K., Santech Norway, CHS Latin America and CHS Promark. Such credit agreements have maximum available amounts of $152.5 million in total.

In June, 1999, the Company entered into an expanded strategic alliance with CA. Under terms of the agreement, the Company supplied CA with marketing, distribution and reseller rights with respect to its product offering. CA loaned $50 million to the Company in the form of the Debentures. The interest rate on the Debentures is the six month LIBOR rate plus 2% (7.17% for the initial interest period), and adjusts semi-annually.

The Debentures are convertible into the Company's common stock at any time at a conversion price of $5.50 per share. The conversion price is subject to adjustment under certain conditions, including upon the average closing price of the Company's common stock falling below $5.50 during the twenty days preceding any conversion date or upon new issuance of shares at a price lower than $5.50. In connection with the financing, the Company issued to CA a warrant expiring May 31, 2004 for two million shares of common stock at an exercise price of $5.50 per share. The exercise price of the warrant is reduced if new shares are issued at a lower price. The warrant has been recorded at a fair value of $3 million as a discount to the Debentures and this amount is being amortized over the life of the Debentures.

In April 1998, the Company issued $200 million of Notes due 2005. The Notes bear interest of 9.875% per annum and interest is payable semi-annually on April 15 and October 15 beginning October 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2002, initially at 104.938% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, on or after April 15, 2004. Certain of the Company's direct and indirect subsidiaries fully and unconditionally jointly and severely guaranteed the Notes on an unsecured basis. The guarantor subsidiaries are principally non-operating holding companies. The Notes are effectively subordinated to all existing and future liabilities of the Company's subsidiaries that are not guarantors. The Notes contain certain covenants which, among other things, restricts the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make other distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. The covenants are, however, subject to a number of exceptions and qualifications.

The Company is party to a case entitled DARBY V. CHS ELECTRONICS, INC. ET. AL. pending in the United States District Court for the Southern District of Florida This complaint and others were purportedly filed on behalf of those security holders of the Company who purchased such securities during specified time frames. The complaints, which purport to be class action complaints, generally allege that the Company and certain of its officers violated federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934) in connection with financial reporting and disclosure. Among other things, the plaintiffs allege that the Company and certain of its officers and directors materially overstated financial disclosures. The plaintiffs seek, among other relief, to be declared a class and to be awarded compensatory damages and attorney's fees and costs. By order dated June 23, 1999, the Court consolidated the above-referenced cases and appointed lead plaintiffs and approved the selection of lead counsel for the lead plaintiffs. Pursuant to the direction of the Court, the parties have submitted a proposed pre-trial schedule which is pending consideration with the Court.

On October 12, 1998 Metro AG of Germany ("Metro") announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro commenced suits against a Bank which had issued a DM 20 million letter of credit (approximately $11 million) provided by the Company as part of the transaction in an attempt to force payment on the letter of credit. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met and intervened in the litigation. In both cases Metro's claims were dismissed. The Vobis Group purchase agreement called for disputes to be settled by arbitration in Germany and an arbitration proceeding has been initiated by Metro. The arbitration proceeding is in an early stage and no prediction can be made as to its outcome. The purchase agreement did not provide for a break-up fee.

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

Compliance schedule for Transaction Processing Systems:

 --------------------------------------- ----------------------------
  TRANSACTION PROCESSING SYSTEM TO BE       % OF 1999 GROSS SALES
               COMPLIANT                           BUDGET
 --------------------------------------- ----------------------------
           Already compliant                         81%
 --------------------------------------- ----------------------------
           Third Quarter 1999                        10%
 --------------------------------------- ----------------------------
          Fourth Quarter 1999                         9%
 --------------------------------------- ----------------------------
                                                    100%
 --------------------------------------- ----------------------------

Other critical areas:

 ------------------------------- ---------------------------------------------
              AREA                             TO BE COMPLIANT
 ------------------------------- ---------------------------------------------
 Telephony                                       October 1999
 ------------------------------- ---------------------------------------------
 Network                                         October 1999
 ------------------------------- ---------------------------------------------
 Desktop Computing                               October 1999
 ------------------------------- ---------------------------------------------
 Third Parties                                Third Quarter 1999
 ------------------------------- ---------------------------------------------
 Other non-IT equipment                       Third Quarter 1999
 ------------------------------- ---------------------------------------------

COSTS. The Company estimates its total Year 2000 costs to be $24 million. This is primarily the cost of replacing transaction processing systems, but also includes consulting fees and repair/replacement of other software and IT/non-IT equipment. Approximately $20 million has been spent to date. This estimate is based on current knowledge and assumes that the Company will not incur additional costs due to the actions or state of readiness of third parties.

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

CONTINGENCY PLANS. Contingency plans are expected to be complete and tested by the end of the third quarter 1999. The plans will potentially include remediation of systems scheduled to be replaced, manual procedures, emergency power sources, and the stock piling of certain equipment.

EURO

On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing legal currencies and one common currency - the Euro. The Euro trades on currency exchanges and is available for business transactions. The conversion to the Euro will eliminate currency exchange risk between the member countries. Beginning January 1, 2002, the participating countries will issue new-Euro denominated bills and coins for use in cash transactions, and the legal currencies will be withdrawn from circulation. The Company's subsidiaries affected by the Euro conversion have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment to accommodate Euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by mid 1999 as part of the Company's Year 2000 project. The Company does not expect the conversion costs to be material. Due to numerous uncertainties, the Company cannot reasonably estimate the effects, if any, one common currency will have on pricing on its financial condition or results of operations.

INFLATION

The Company operates in certain countries that have experienced high rates of inflation and hyperinflation. However, inflation did not have any meaningful impact on the Company's results of operations during the six months periods ended June 30, 1999 and 1998 and the Company does not expect that it will have a material impact during the remainder of 1999.

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

ACCOUNTS RECEIVABLE. The Company manages its accounts receivable to balance the needs of its customers to purchase on credit with its desire to minimize its credit losses. Bad debt expense as a percentage of the Company's net sales for each of the six months periods ended June 30, 1999 and 1998 was 1.1% and 0.2%, respectively. The percentage for 1999 was affected by a charge of $24 million to increase its reserve for bad debts, principally in Latin America. The Company presently intends to reduce credit sales in Latin America. The Company attempts to minimize credit losses by an extensive credit approval process and the use of credit insurance and factoring by its Western European subsidiaries and credit issuance by certain Latin American subsidiaries. In its sales to customers in Latin America, the Company often receives post-dated checks at the time of sale. Customers who qualify for credit are typically granted payment terms appropriate to the customs of each country.

                                     ITEM 3.
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company principally enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. Occasionally, the Company may enter into derivatives or other financial instruments for speculative purposes. The counter parties are major financial institutions and therefore credit risk associated with these contracts is considered immaterial.

INTEREST RATE RISK. At June 30, 1999, the fair value of notes payable approximated, their carrying value due to their short-term maturities. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Changes in interest rates will affect the market value but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. The estimated fair value of the Company's total long-term debt at June 30, 1999 was $254.1 million. A 1% increase in prevailing interest rates at June 30, 1999 would result in a decrease in fair value of total long-term debt by approximately $5.0 million. Fair values were determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit risk and the remaining terms to maturity.

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

HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. Due to its international business presence, the Company transacts extensively in foreign countries and foreign currencies. As a result, earnings may experience some volatility related to movements in exchange rates. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the six month period ended June 30, 1999, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 92% of Company sales were made in currencies other than the United States dollar. The primary currencies in which sales were made were the German mark (17% of sales), the French franc (13%) and the British pound (9%). At June 30, 1999, approximately $241.1 million of accounts payable were attributable to foreign currency liabilities denominated in currencies other than the subsidiaries' functional currencies. Of these, $173.9 million were denominated in United States dollars, $16.1 million were denominated in German marks and $31.5 million were denominated in Euros. Approximately 70% of these liabilities were unhedged.

CHS Finance, a wholly owned subsidiary of the Company, engages in central treasury functions including hedging activities related to foreign currency for the Company and short-term working capital loans to the Company's subsidiaries to enable them to take advantage of early payment discounts offered by certain vendors. These loans are denominated in the functional currency of the borrowing subsidiary or United States dollars. Generally, CHS Finance hedges its receivables denominated in currencies other than its functional currency, the Swiss franc. It attempts to limit the amount of unhedged receivables. This limit is set by the Company taking into consideration the range of unhedged foreign denominated liabilities. As a result, CHS Finance will take positions from time to time, principally in U.S. dollars, Euros and Swiss Francs, which may expose the Company to foreign exchange risks. The Company intends to review this policy periodically and may modify it in the future.

Through both hedging activities coordinated by CHS Finance and subsidiary hedging activities, the Company makes forward purchases of United States dollars in an attempt to hedge certain Western European currencies and reduce exposure to fluctuations in exchange rates. Additionally, in certain countries in Eastern Europe and in Latin America where it is not practical to make forward purchases, to minimize exposure to currency devaluations, the Company has adopted a policy of attempting to match levels of local denominated accounts receivable with accounts payable and to limit holdings of local currencies. In these countries, the Company attempts to sell products at the United States dollar equivalent rate. Factors which affect exchange rates are varied and no reliable prediction methods are available for definitively determining future exchange rates. In general, countries make an effort to maintain stability in rates for trade purposes. There can be no assurance that these asset management programs will be effective in limiting the Company's exposure to these risks.

The Company enters into foreign exchange contracts to hedge groups of foreign currency transactions on a continuing basis for periods consistent with its committed exposure. The foreign exchange contracts are valued at market and generally have maturities which do not exceed three months. A portion of the gains and losses on foreign exchange contracts are intended to offset losses and gains on assets, liabilities and transactions being hedged. At June 30, 1999, the face value of foreign exchange forward contracts against trade payables was $143.9 million, which approximated fair market value of these contracts. Holding other variables constant, if there were a 10% adverse change in foreign currency exchange rates, the decrease in market value of these contracts at June 30, 1999 would be offset by decreases in trade payables.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently assessing the effects of adopting SFAS No. 133, and has not yet made a determination of the impact on its financial position or results of operations. In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO.133", to defer the effective date of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, will be effective for the Company's first quarter of fiscal year 2001.

FORWARD LOOKING INFORMATION

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations of beliefs, including, but not limited to, statements concerning gross margins, operating expenses to sales, income taxes, year 2000 compliance activities, inflation expectations, the effect of the Euro and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the financial condition of the Company's customers, the failure to properly manage growth and successfully integrate acquired companies and operations, changes in economic conditions, demand for the Company's products, ability to negotiate agreements with lenders and sellers of business, the outcome of the purported class action and other litigation referred to herein, and changes in competitive environment.

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

                                     PART II

                                     ITEM 1.

                                LEGAL PROCEEDINGS

The Company is party to a case entitled DARBY V. CHS ELECTRONICS, INC. ET. AL. pending in the United States District Court for the Southern District of Florida This complaint and others were purportedly filed on behalf of those security holders of the Company who purchased such securities during specified time frames. The complaints, which purport to be class action complaints, generally allege that the Company and certain of its officers violated federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934) in connection with financial reporting and disclosure. Among other things, the plaintiffs allege that the Company and certain of its officers and directors materially overstated financial disclosures. The plaintiffs seek, among other relief, to be declared a class and to be awarded compensatory damages and attorney's fees and costs. By order dated June 23, 1999, the Court consolidated the above-referenced cases and appointed lead plaintiffs and approved the selection of lead counsel for the lead plaintiffs. Pursuant to the direction of the Court, the parties have submitted a proposed pre-trial schedule which is pending consideration with the Court.

On October 12, 1998 Metro AG of Germany ("Metro") announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro commenced suits against a Bank which had issued a DM 20 million letter of credit (approximately $11 million) provided by the Company as part of the transaction in an attempt to force payment on the letter of credit. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met and intervened in the litigation. In both cases Metro's claims were dismissed. The Vobis Group purchase agreement called for disputes to be settled by arbitration in Germany and an arbitration proceeding has been initiated by Metro. The arbitration proceeding is in an early stage and no prediction can be made as to its outcome. The purchase agreement did not provide for a break-up fee.

The Company is involved in other litigation relating to claims arising in the normal course of its business. None of these legal proceedings are expected, individually or in the aggregate, to have a material adverse effect on the Company.

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
------------

10.1 Employment agreement dated June 1, 1999 between CHS Electronics, Inc. and Antonio Boccalandro.

10.2 Employment agreement dated June 1, 1999 between CHS Electronics, Inc. and Claudio Osorio.

10.3 Employment agreement dated June 1, 1999 between CHS Electronics, Inc. and Craig Toll.

10.4 First amendment to the CHS Electronics, Inc. 1996 Chief Executive Officer Stock Option Plan

10.5 First amendment to the CHS Electronics, Inc. 1997 Chief Executive Officer Stock Option Plan, as amended

10.6 First amendment to the CHS Electronics, Inc. Directors and Officers 1997 Stock Option Plan, as amended

27.      Financial data schedule

(b) REPORTS ON FORM 8-K
------------------------

On June 17, 1999, a report on Form 8-K was filed to report the issuance of $50 million of floating rate convertible debentures due May 31, 2003, and the issuance of warrants expiring May 31, 2004 to purchase two million shares of common stock at $5.50 per share, to Computer Associates International, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHS ELECTRONICS, INC.
                                 (Registrant)
August 16, 1999                  BY /S/ ANTONIO BOCCALANDRO
                                   ------------------------
                                     ANTONIO BOCCALANDRO
                                     Secretary

August 16, 1999                  BY /S/ CRAIG S. TOLL
                                   ------------------------
                                     CRAIG S. TOLL
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)

EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
10.1 Employment agreement dated June 1, 1999 between CHS Electronics, Inc. and Antonio Boccalandro.

10.2 Employment agreement dated June 1, 1999 between CHS Electronics, Inc. and Claudio Osorio.

10.3 Employment agreement dated June 1, 1999 between CHS Electronics, Inc. and Craig Toll.

10.4 First amendment to the CHS Electronics, Inc. 1996 Chief Executive Officer Stock Option Plan

10.5 First amendment to the CHS Electronics, Inc. 1997 Chief Executive Officer Stock Option Plan, as amended

10.6 First amendment to the CHS Electronics, Inc. Directors and Officers 1997 Stock Option Plan, as amended

27.        Financial data schedule