Form 10-Q
period 1999-09-30
CHS ELECTRONICS INC
filed 1999-11-22
CIK 924374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24244

                              CHS ELECTRONICS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 FLORIDA                                  87-0435376
     ------------------------------                    -------------------
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


                       SHARES OF COMMON STOCK OUTSTANDING
                       AS OF NOVEMBER 16, 1999: 59,557,051

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                              CHS ELECTRONICS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS                               3

         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS                       4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW                  5 - 6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           7 - 21


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 24 - 33


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK                                             34 - 36


                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS                                                  37

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   38


                             CHS ELECTRONICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                           1999              1998
                                                                        ------------     ------------
                                                                        (Unaudited)
                                 ASSETS
CURRENT ASSETS:
   Cash (including restricted cash of  $79,727 in 1999)                 $   163,475       $   176,991
   Accounts receivable:
      Trade, less allowance for doubtful accounts
         of $61,791 in 1999 and $34,486 in 1998                           1,020,225         1,342,126
      Affiliates                                                              4,617            35,546
                                                                        -----------       -----------
                                                                          1,024,842         1,377,672

   Inventories                                                              487,306         1,025,690
   Prepaid expenses and other current assets                                 81,331           101,698
                                                                        -----------       -----------
                          TOTAL CURRENT ASSETS                            1,756,954         2,682,051

PROPERTY AND EQUIPMENT, NET                                                 119,084           120,201
COST IN EXCESS OF ASSETS ACQUIRED, NET                                      677,345           737,719
OTHER ASSETS                                                                 67,198            32,172
                                                                        -----------       -----------
                                                                        $ 2,620,581       $ 3,572,143
                                                                        ===========       ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                        $   586,244       $   620,067
   Accounts payable, trade                                                  811,462         1,345,059
   Accrued liabilities                                                      106,619           125,076
   Amounts due to sellers under acquisition agreements                      275,267           185,853
   Income taxes payable                                                      16,477            13,997
                                                                        -----------       -----------
                       TOTAL CURRENT LIABILITIES                          1,796,069         2,290,052
LONG TERM DEBT                                                              280,670           433,582
MINORITY INTEREST                                                             8,507            10,466

SHAREHOLDERS' EQUITY
   Preferred stock, authorized 5,000,000 shares; 0 shares outstanding          --                --
   Common stock, authorized 100,000,000 shares at $.001 par value;
      64,815,416 and 55,619,475 shares outstanding at September
      30, 1999 and December 31, 1998, respectively                               64                56
   Additional paid-in capital                                               768,227           732,035
   Retained earnings (losses)                                              (203,410)          110,793
   Cumulative foreign currency translation adjustment                       (29,546)           (4,841)
                                                                        -----------       -----------
                       TOTAL SHAREHOLDERS' EQUITY                           535,335           838,043
                                                                        -----------       -----------
                                                                        $ 2,620,581       $ 3,572,143
                                                                        ===========       ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                             CHS ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                     (in thousands, except per share data)

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                        (Unaudited)                        (Unaudited)
                                                   1999             1998                1999             1998
                                               -----------      -----------         -----------      -----------
Net sales                                      $ 2,066,026      $ 2,166,943         $ 6,879,372      $ 5,687,775

Cost of goods sold                               1,956,766        2,025,607           6,499,702        5,309,921
                                               -----------      -----------         -----------      -----------

   Gross profit                                    109,260          141,336             379,670          377,854

Operating expenses:
    Selling, general & administrative              153,437          113,976             461,553          294,619
    Restructuring & asset impairment               170,410             --               184,372             --
                                               -----------      -----------         -----------      -----------

                                                   323,847          113,976             645,925          294,619
                                               -----------      -----------         -----------      -----------

Operating income (loss)                           (214,587)          27,360            (266,255)          83,235

Other (income) expense:
   Interest income                                  (4,972)          (3,966)            (15,565)         (10,964)
   Interest expense                                 24,075           20,346              75,995           47,813
   Gain on sale of Sun Microsystems
     distribution business                         (32,658)            --               (32,658)            --
   Foreign currency (gain) loss                     (2,958)          (1,846)             (1,178)          (6,943)
                                               -----------      -----------         -----------      -----------

                                                   (16,513)          14,534              26,594           29,906
                                               -----------      -----------         -----------      -----------
   Earnings (loss) before income taxes and
      minority interest in subsidiaries           (198,074)          12,826            (292,849)          53,329

Income taxes                                        27,232            5,357              21,237           17,968
Minority interest in subsidiaries                      (24)             826                 117            2,643
                                               -----------      -----------         -----------      -----------

   Net earnings (loss)                         $  (225,282)     $     6,643         $  (314,203)     $    32,718
                                               ===========      ===========         ===========      ===========

Net earnings (loss) per common share:
      Basic                                    $     (3.71)     $      0.13         $     (5.40)     $      0.64
                                               ===========      ===========         ===========      ===========

      Diluted                                  $     (3.71)     $      0.12         $     (5.40)     $      0.61
                                               ===========      ===========         ===========      ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                             CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (in thousands, except per share data)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   1999           1998
                                                                                 ---------      ---------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
   Net earnings (loss)                                                           $(314,203)     $  32,718
   Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
        Goodwill write-off                                                         169,392           --
        Gain on sale of Sun Microsystems distribution business                     (32,658)          --
        Depreciation and amortization                                               45,123         29,150
        Minority interest in net earnings                                              117          2,643
        Changes in assets and liabilities excluding effects of acquisitions:
          Accounts receivable-trade, net                                           314,744        (22,884)
          Accounts receivable-affiliates, net                                       30,598        (22,203)
          Inventories                                                              525,785         50,412
          Prepaids and other assets                                                 (7,397)       (16,561)
          Accounts payable                                                        (556,882)       (50,036)
          Accrued liabilities and income taxes                                     (11,550)        (8,920)
                                                                                 ---------      ---------

          Net cash provided by (used in) operating activities                      163,069         (5,681)
                                                                                 ---------      ---------
Cash flows from investing activities:
   Purchase of fixed assets                                                        (26,914)       (33,045)
   Net proceeds from dispositions                                                   29,803           --
   Acquisitions, net of cash received                                               (6,707)      (177,931)
                                                                                 ---------      ---------

         Net cash used in investing activities                                      (3,818)      (210,976)
                                                                                 ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of Convertible Debentures                                 50,000           --
   Proceeds from the issuance of Senior Notes                                         --          200,000
   Net borrowings from (repayments to) banks                                      (212,895)       129,665
   Proceeds from exercising stock options                                              617          1,171
   Repurchase of shares                                                               --             (371)
                                                                                 ---------      ---------

         Net cash provided by (used in) financing activities                      (162,278)       330,465

Effect of exchange rate changes on cash                                            (10,489)         1,613
                                                                                 ---------      ---------

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (13,516)       115,421

Cash and cash equivalents at beginning of period                                   176,991         68,806
                                                                                 ---------      ---------

Cash and cash equivalents at end of period                                       $ 163,475      $ 184,227
                                                                                 =========      =========

                            CHS ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (in thousands, except per share data)
                                  (continued)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   1999           1998
                                                                                 ---------      ---------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                       $ 50,839       $ 35,109
   Income taxes                                                                   $  7,626       $ 10,454

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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full fiscal year. Sales in Europe in the first and fourth quarters of each year are typically higher than sales in the second and third quarters. In South America sales in the third and fourth quarters are typically higher than sales in the first and second quarters. Due to assets sales in the third quarter of 1999, and divestiture activities and subsidiaries being placed in receiverships and voluntary creditor protection in the fourth quarter of 1999, the results of the fourth quarter of 1999 are expected to differ significantly from those in prior years.

2.    RESTRUCTURING AND ASSET IMPAIRMENT COSTS

On May 1, 1999 the Company implemented a restructuring plan with the goal of reducing future operating costs. The restructuring has and will continue to result in the writing-off of certain assets, a planned 10% reduction in the number of employees and the closure of redundant warehouses. The restructuring plan will be implemented throughout 1999. As of September 30, 1999, approximately $8.0 million is accrued for restructuring costs and this amount is included in accrued liabilities.

Additionally, prior to the issuance of this report, there have been dispositions and closings of certain subsidiaries and certain other subsidiaries have been placed in receivership or voluntary creditor protection in the fourth quarter of 1999. As a result, the Company has determined that goodwill, to the extent of losses to be incurred with respect to these subsidiaries, is impaired and, accordingly, has written off such amounts as of September 30, 1999. See Notes 4 and 6 for further discussion.

The components of the restructuring and asset impairment costs for the three and nine months ended September 30, 1999 are as follows (in thousands):

                                                 3 MONTHS    9 MONTHS
                                                 --------    --------
Goodwill write-off                               $169,392    $169,392
Write-off of leasehold improvements and other
   property and equipment                             489       6,402
Lease payments in excess of sublease income           177       6,196
Employee severance costs                              187       1,768
Other                                                 165         614
                                                 --------    --------
   Total                                         $170,410    $184,372
                                                 ========    ========

3.    ACQUISITIONS

In the nine month period ended September 30, 1999, the Company made four insignificant acquisitions. During 1998, in addition to SiS Distribution Ltd., the Company completed 14 other acquisitions, which were considered not to be significant. All acquisitions have been accounted for under the purchase method and accordingly, the results of such acquired entities have been included in the consolidated operating results since their acquisition dates.

Presented below is pro forma operating data showing selected operating results for the Company as if the companies acquired in 1998 were acquired on January 1, 1998. The pro forma effect of the 1999 acquisitions is immaterial. Pro forma adjustments were made to include goodwill amortization in the nine month period ended September 30, 1998 based on 1998 actual results. Pro forma net earnings per share is based on the net earnings (loss) divided by the weighted average number of shares plus contingent shares actually issued.

                         Nine Months Ended September 30,
                      (in thousands, except per share data)

                                               1999              1998
                                           -----------        -----------
Net sales                                  $6,879,372         $6,494,821
Net earnings (loss)                        $ (314,203)        $   15,737

Net earnings (loss) per share - basic      $    (5.40)        $     0.31
Net earnings (loss) per share - diluted    $    (5.40)        $     0.29

The amounts above are not necessarily indicative of results of operations that would have occurred, had the transactions been effected as of January 1, 1998 or of future results of the combined companies.

4.    DISPOSITIONS

In September 1999, the Company completed the sale of a non-core business that distributes Sun Microsystems products in Germany, Austria, Denmark, and Sweden to UBS Capital, the private equity division of UBS AG. Under the terms of the agreement, the business was sold for approximately $49.0 million. The Company owned approximately 75% of this business and received approximately $36.7 million from the sale. The Company realized a pre-tax gain of approximately $32.7 million from the sale. Proceeds from the sale were placed in escrow, and classified as restricted cash as of September 30, 1999. The proceeds were released in early October 1999 and were used for debt repayment and working capital purposes. The business generated sales of approximately $81.7 million and net losses of $1.1 million for 1999 through the date of sale.

As of September 30, 1999, the Company owed approximately $275.3 million to the sellers of certain businesses that the Company had purchased. The Company has commenced a program designed to eliminate such amounts owed by disposing of all or a portion of the Company's interests in those operations.

In October 1999, the Company agreed to submit to arbitration the issue of the portion of Memory Set that the Company will retain as a result of the cancellation of the Company's purchase agreement for Memory Set. Memory Set is a subsidiary of the Company operating in Spain. The Company originally agreed to purchase Memory Set in July 1998. The Company was in default under the purchase agreement because the Company had not paid the balance of the purchase price of approximately $74.4 million. The Company believes the unpaid balance of the purchase price represents approximately 91.5% of Memory Set and the amounts already paid represent approximately 8.5%. The Company may cure its default by paying the balance of the purchase price at any point prior to the completion of the arbitration. The Company does not expect to cure the default. During the nine months ended September 30, 1999, this subsidiary contributed $139.4 million in revenues. The estimated loss on the disposition is $19.9 million. The Company recognized the loss as impairment to goodwill as of September 30, 1999 as such amount is no longer deemed to be realizable. In the fourth quarter of 1999, the Company will be offsetting the unpaid purchase price of $74.4 million against its investment in the former subsidiary that includes $49.5 million of goodwill. The Company will treat the ongoing interest in this subsidiary under the cost method of accounting.

On October 4, 1999, the Company conveyed 80% of the shares of Arena Bilgisayar Sanayi Ve Ticaret A.S. and Armada Bilgisayar A.S., the Company's subsidiaries operating in Turkey, to the original owners of those companies in exchange for a release of the Company's obligation to pay them the balance of the purchase price for those subsidiaries of approximately $46.0 million. The sellers granted back to the Company an option to reacquire those interests at any time prior to the earlier of October 4, 2000 or a 60-day period beginning after the Company receives new cash investments of $200 million or more. During the nine months ended September 30, 1999, these subsidiaries contributed $115.3 million in revenues. The estimated loss on the disposition is $21.1 million which includes approximately $2.2 million of amounts due from the former subsidiary to the Company that will not be realized. The Company recognized a goodwill impairment loss of $18.9 million on this transaction as of September 30, 1999 as such amount is no longer deemed to be realizable. In the fourth quarter of 1999, the Company will be offsetting the unpaid purchase price of $46.0 million against its investment in the former subsidiaries that includes an additional $31.5 million of goodwill.

The Company also conveyed all of the Company's interest in ARC Espana Cartera, S.A., another of the Company's subsidiaries operating in Spain, to the original owners in exchange for a release of the Company's obligation to pay them the balance of the purchase price of approximately $29.3 million. During the nine months ended September 30, 1999, the revenue attributed to this subsidiary was approximately $67.2 million. The Company will realize a loss on the sale of this subsidiary of $7.0 million, which includes a fee of approximately $3.9 million to be paid to the original owners of the subsidiary. The Company recognized a goodwill impairment loss of $3.1 million as of September 30, 1999 as such amount is no longer deemed to be realizable. In the fourth quarter of 1999, the Company will be offsetting the unpaid purchase price of $29.3 million against its investment in the former subsidiary that includes an additional $21.8 million of goodwill.

On October 20, 1999, the Company amended the terms of its purchase agreements for International Corporation Services, Ltd. and related companies, subsidiaries operating in seven locations in Latin America. Under the amendment, the Company conveyed an aggregate 77.83% interest in these companies to the original owners in exchange for a release of the Company's obligation to pay them the balance of the purchase price of approximately $49.8 million. In addition, the original owners granted the Company an option to repurchase the 77.83% interest for a total purchase price of $55.0 million any time before the earlier of (1) October 20, 2000 or (2) 60 days after the Company receives new cash investments of $200 million or more. The Company also granted the original owners an option to purchase the 22.17% interest that the Company retained in these companies for a total purchase price of $15.6 million at any time that the Company's option to repurchase their interest is in effect. During the nine months ended September 30, 1999, the revenues attributed to these subsidiaries totaled approximately $180.4 million. The estimated loss on the transfer is $8.6 million. The Company recognized the loss as impairment to goodwill as of September 30, 1999 as such amount is no longer deemed to be realizable. In the fourth quarter of 1999, the Company will be offsetting the unpaid purchase price of $49.8 million against its investment in the former subsidiary that includes an additional $41.4 million of goodwill. The Company will treat the ongoing interest in these companies under the equity method of accounting.

On October 20, 1999, the Company also amended the terms of its purchase agreement for Cornejo Informatica, S.A. ("Cornejo"), another subsidiary operating in Latin America. Under the amendment, the Company conveyed 86.55% interest in Cornejo to the original owners in exchange for a release of its obligation to pay them the balance of the purchase price of approximately $13.0 million. In addition, the original owners granted the Company an option to repurchase the 86.55% interest for a total purchase price of approximately $13.0 million any time before the earlier of (1) October 20, 2000 or (2) 60 days after the Company receives a new cash investment of $200 million or more. The Company also granted the original owners the option to purchase the 13.45% interest that was retained in Cornejo by the Company for a total purchase price of approximately $2.0 million at any time that the Company's option to repurchase their interest is in effect. During the nine months ended September 30, 1999, the revenues attributed to Cornejo totaled approximately $33.0 million. The estimated loss on the transfer is estimated to be $1.9 million. The Company recognized the loss as impairment to goodwill as of September 30, 1999 as such amount is no longer deemed to be realizable. In the fourth quarter of 1999, the Company will be offsetting the unpaid purchase price of $13.0 million against its investment in the former subsidiary that includes an additional $11.1 million of goodwill. The Company will treat the ongoing interest in Cornejo under the cost method of accounting.

On October 27, 1999, the Company also conveyed its interest in Brightstar Corp., a subsidiary based in the United States, to the original owners in exchange for a release of its obligation to pay the balance of the purchase price of approximately $1.3 million. During the nine months ended September 30, 1999, the revenues attributed to this subsidiary were approximately $94.1 million. The Company will realize a loss of $3.2 on the sale of this subsidiary. The Company wrote-off its goodwill of $25 thousand related to Brightstar as impairment to goodwill as of September 30, 1999 as such amount is no longer deemed to be realizable. In the fourth quarter of 1999, the Company will be offsetting the unpaid purchase price of $1.3 million against its investment in the former subsidiary and recognizing the remainder of the loss.

On October 31, 1999, the Company rescinded the purchase agreement with MicroInformatica Corp. The Company had previously paid cash of $3.2 million and issued shares with a value of $20.3 million in settlement of the acquisition of MicroInformatica Corp. The rescission agreement provides for the return of the cash and shares in exchange for the Company returning ownership of MicroInformatica Corp. to its original owners. During the nine months ended September 30, 1999, the revenues attributed to this subsidiary were $111.7 million. The Company will realize a loss of $21.8 million on the transaction. The Company recognized the loss as impairment to goodwill as of September 30, 1999 as such amount is no longer deemed to be realizable.

The Company is currently in similar negotiations with the original owners of seven other subsidiaries to reduce earn-out obligations by an additional $58 million. These subsidiaries include SiS Distribution Limited for which the Company owes $42.4 million and is in default under the purchase agreement. If the negotiations are successful, the amount due to sellers would be essentially eliminated. For the nine months ended September 30, 1999, the seven subsidiaries generated combined sales of approximately $556.6 million. The Company acquired the companies in separate transactions during 1998. Four of the operations in negotiation are located in Latin America, two in Asia and the Middle East and one in Europe.

The Company has also closed a subsidiary located in Miami, Florida that serves the Latin America market and that contributed revenues of $22.6 million during the nine months ended September 30, 1999. Goodwill of approximately $6.3 million was written of as of September 30, 1999 related to this subsidiary.

On November 10, 1999, the Company completed the sale of a 60% interest in its subsidiary in Poland for $2 million. The Company retains a 40% interest in the former subsidiary. During the nine months ended September 30, 1999, the revenues attributed to this subsidiary was $89.6 million. The Company will treat its ongoing interest in this subsidiary under the equity method of accounting.
No gain or loss is expected on the transaction.

On November 12, 1999, the Company executed an agreement with a group of its senior managers in Latin America for the Company to sell for $13 million in cash, a 51% interest in certain of its operations in Latin America. Under the terms of the agreement, the Company would retain a 49% interest in the operations. As part of the agreement, the e-commerce component of the Latin American operations would be transferred to a newly formed entity to be jointly owned by the Company (51%) and the management group (49%). The transaction is expected to be finalized prior to December 31, 1999

The following Pro Forma Condensed Consolidated Balance Sheet is presented to reflect the effect of the seven transactions described above for the subsidiaries disposed of in October 1999, in order to reduce the Company's liability for amounts due to sellers under acquisition agreements, as if they had occurred on September 30, 1999.

CHS ELECTRONICS, INC.
PRO-FORMA CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

                                                                               SEPTEMBER 30, 1999
                                                                               ------------------
                                                                            Subsidiaries      Pro Forma        Pro Forma
                                                           Consolidated       Disposed       Adjustments     Consolidated
                                                           ------------       --------       -----------     ------------
                                                           (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)
             ASSETS
CURRENT ASSETS:
   Cash                                                    $   163,475      $    (8,019)     $        --      $   155,456
   Accounts receivable:
   Trade, less allowance for doubtful accounts
     of $61,791                                              1,020,225         (135,874)           1,098 (a)      885,449
   Affiliates                                                    4,617             (622)              --            3,995
                                                           -----------      -----------      -----------      -----------
                                                             1,024,842         (136,496)           1,098          889,444

   Inventories                                                 487,306          (62,399)              --          424,907
   Prepaid expenses and other current assets                    81,331          (34,428)          22,765 (a)       69,668
                                                           -----------      -----------      -----------      -----------

TOTAL CURRENT ASSETS                                         1,756,954         (241,342)          23,863        1,539,475

PROPERTY AND EQUIPMENT, NET                                    119,084          (12,379)              --          106,705
COST IN EXCESS OF ASSETS ACQUIRED, NET                         677,345               --         (155,265)(b)      522,080
OTHER ASSETS                                                    67,198           (4,679)          18,946 (c)       81,465
                                                           -----------      -----------      -----------      -----------
                                                           $ 2,620,581      $  (258,400)     $  (112,456)     $ 2,249,725
                                                           ===========      ===========      ===========      ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                           $   586,244      $   (44,723)     $        --      $   541,521
   Accounts payable, trade                                     811,462         (103,031)          20,235 (a)      728,666
   Accrued liabilities                                         106,619           (4,424)           6,066          108,261
   Amounts due to sellers under acquisition agreements         275,267               --         (213,878)(d)       61,389
   Income taxes payable                                         16,477          (10,337)              --            6,140
                                                           -----------      -----------      -----------      -----------

TOTAL CURRENT LIABILITIES                                    1,796,069         (162,515)        (187,577)       1,445,977

LONG TERM DEBT                                                 280,670           (5,995)              --          274,675
MINORITY INTEREST                                                8,507               --               --            8,507

SHAREHOLDERS' EQUITY:
   Preferred stock, authorized 5,000,000 shares;                    --               --               --               --
     0 shares outstanding
   Common stock, authorized 100,000,000 shares at
    $.001 par value; 64,815,416 shares outstanding
    at September 30, 1999                                           64           (5,729)           5,723 (e)           58
   Additional paid-in capital                                  768,227          (38,293)          32,773 (e)      762,707
   Retained earnings                                          (203,410)         (47,568)          38,325 (f)     (212,653)
   Accumulated other comprehensive income                      (29,546)           1,700           (1,700)(g)      (29,546)
                                                           -----------      -----------      -----------      -----------

TOTAL SHAREHOLDERS' EQUITY                                     535,335          (89,890)          75,121          520,566
                                                           -----------      -----------      -----------      -----------

                                                           $ 2,620,581      $  (258,400)     $  (112,456)     $ 2,249,725
                                                           ===========      ===========      ===========      ===========

PRO FORMA ADJUSTMENTS
(a) To reclassify the net intercompany receivable/payable to accounts receivables.
(b) To record the write-off of the goodwill related to the entities disposed of.
(c) To record the minority interest investment retained.
(d) To reduce the amounts due to sellers.
(e) To restore common stock and additional paid-in capital removed and the effect of taking back and retiring 6,314,899 shares valued at $5.5 million related to the MicroInformatica Corp. transaction.
(f) To restore retained earnings removed of $47.6 million and reflect losses on the transactions of $9.2 million
(g) To restore cumulative foreign currency translation adjustment removed.

5.    PER SHARE DATA

The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. In accordance with this statement, basic earnings per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilution caused by common stock options and warrants. The weighted average number of shares for basic earnings per share was 60,779,730 and 52,439,025 for the three month periods ended September 30, 1999 and 1998, respectively, and 58,154,044 and 51,134,884 for the nine month periods ended September 30, 1999 and 1998, respectively. The weighted average number of shares used in the diluted computation was 60,779,730 and 55,848,719 for the three month periods ended September 30, 1999 and 1998, respectively, and 58,154,044 and 53,933,927, for the nine month periods ended September 30, 1999 and 1998, respectively.

Since the Company had a loss for the three and nine months ended September 30, 1999, all potentially dilutive securities were excluded from diluted earnings per share during such period since the effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 4,454,573 million shares of the Company's common stock; and (ii) the floating rate convertible debentures due May 31, 2003, which is convertible into 9,090,909 shares of the Company's common stock. The floating rate convertible debentures would require the issuance of additional shares upon conversion if the average closing price of the Company's common stock for the twenty trading days prior to the date of conversion is less than $5.50 and under certain other conditions.

The following table illustrates, for periods with income, the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

                                                THREE MONTHS ENDED SEPTEMBER 30, 1998
                                               ----------------------------------------
                                                  NET          WEIGHTED       PER SHARE
                                               EARNINGS     AVERAGE SHARES     AMOUNT
                                               --------     --------------    ---------
Net earnings                                    $6,643
                                                ------

Net earnings per share - basic                   6,643          52,439          $0.13
                                                                                =====
Effect of dilutive shares:
   Stock options and warrants outstanding         --             1,007
   Earn out contingencies                         --             2,403
                                                ------          ------
   Net earnings per share - diluted             $6,643          55,849           0.12
                                                ======          ======          =====

                                                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                                               ----------------------------------------
                                                  NET          WEIGHTED       PER SHARE
                                               EARNINGS     AVERAGE SHARES     AMOUNT
                                               --------     --------------    ---------

Net earnings                                   $32,718
                                               -------
Net earnings per share - basic                  32,718          51,135          $ 0.64
                                                                                ======
Effect of dilutive shares:
   Stock options and warrants outstanding         --             1,330
   Earn out contingencies                         --             1,469
                                              --------          ------
   Net earnings per share - diluted           $ 32,718          53,934          $ 0.61
                                              ========          ======          ======

6.    NOTES PAYABLE AND LONG TERM DEBT

The Company has been in violation of a covenant in a certain short term credit facility since the first quarter of 1999. The amount outstanding on this facility was approximately $19.8 million as of September 30, 1999. As a result of the default, on October 22, 1999, CHS Electronics Plc, a subsidiary operating in the United Kingdom, was placed in receivership by the lender. The loan was secured by approximately $33.5 million of receivables as of September 30, 1999. The receiver has subsequently closed CHS Electronics Plc and is liquidating its net assets. The Company has additionally sold certain assets of Metrologie Ltd. and Karma UK Ltd., other United Kingdom based subsidiaries. In the first nine months of 1999 these companies generated sales of $612.4 million and had a net loss of $17.0 million. The Company is presently unable to determine if proceeds of the assets of such companies will be sufficient to pay all liabilities. To the extent that there is a shortfall and the liabilities are guaranteed by the Company, there may be additional charges incurred.

The Company is in violation of various requirements of a different short-term credit facility at September 30, 1999. The Company has closed the subsidiary that is the primary obligor under the loan and has arranged with the lender to repay the credit facility through collections of receivables of the subsidiary. The total amount outstanding at September 30, 1999 under such facility was $9.7 million. This subsidiary contributed revenues of $95.4 million for the nine months ended September 30, 1999. The Company wrote-off goodwill of $26.5 million as of September 30, 1999 related to this subsidiary. The Company is a guarantor of this credit facility.

A Swiss subsidiary of the Company has two separate credit facilities providing for advances for working capital needs based upon eligible inventory. The credit facilities are secured by a lien on certain assets of the subsidiary and contain covenants requiring certain levels of net worth and profitability. The subsidiary was not in compliance with certain of the covenants as of September 30, 1999 and was consequently in default of the credit facilities. One of the lenders has taken steps to seize the receivables, inventory and cash of the subsidiary. At September 30, 1999 the amounts outstanding under the facilities were $22.4 million. The Company is a guarantor of these credit facilities.

On December 30, 1998, CHS Frank & Walter, CHS Germany and CHS Austria (collectively, the "Borrowers") entered into a three year DM 325 million (approximately $180 million) Facility Agreement with a bank. Advances under the agreement may be used for working capital needs of the Borrowers and are based upon a borrowing base equal to the aggregate of 85% of eligible accounts receivable, 50% of eligible inventory and 100% of inventory of a specific vendor. The debt is secured by a lien on the receivables, inventories and intangible assets of the Borrowers and two Austrian subsidiaries of the Company, and a lien on the receivables of a Swiss subsidiary of the Company (collectively, the "Pledgors"), and a pledge of the shares of the Borrowers and the Pledgors. The indebtedness has been guaranteed by the Company, the Pledgors, and certain other subsidiaries of the Company. Interest is at a variable rate based on Euro LIBOR. At September 30, 1999, the interest rate on this credit facility was 6.02%. The loan agreement was amended on August 31, 1999 which changed the maturity date to November 30, 1999. In addition to limitations on the ability of the Borrowers to incur additional indebtedness, the amendment reduced the amount available under the loan to DM 310 million (approximately $170 million), which amount will be further reduced upon certain events and requiring the lender's consent for the Company to make future acquisitions or to transfer funds from the Borrowers to other companies in the organization. The Borrowers were in default of certain of the financial covenants in the loan agreement as of September 30, 1999 and the Company is currently in default under certain provisions of its guarantee.

On October 26, 1999, CHS Frank & Walter, CHS Germany and CHS Austria voluntarily filed for creditor protection under German and Austrian law. The filing was necessitated by continuing losses in the operations due to competitive industry conditions in the region, restricted credit from the subsidiaries' vendors, a reduced bank line and the inability to remedy the events of default in the Facility Agreement. Insolvency administrators have been appointed by the court to oversee each operation. Under German and Austrian insolvency laws, each of the subsidiaries are required to prepare a recovery plan to be evaluated by the insolvency administrator. The administrator will make a determination within thirty days of the filing of whether to sell or close the businesses or return them to their owner. During the thirty day period, the subsidiaries will be under creditor protection. In the first nine months of 1999, CHS Frank & Walter, CHS Germany and CHS Austria generated sales of $1,033.1 million and had a net loss of $31.6 million. Although the subsidiaries have tangible book value, the Company is presently unable to determine the ultimate results of the filing, and if the businesses are closed, whether the proceeds of the assets of such companies will be sufficient to pay all liabilities. To the extent that there is a shortfall and the liabilities are guaranteed by the parent, there may be additional charges incurred. At September 30, 1999, the total amount outstanding under this credit facility was $99.9 million. The Company wrote-off goodwill of $62.4 million as of September 30, 1999 related to these subsidiaries.

The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. At September 30, 1999, of the $507.1 million aggregate amount available under these agreements, $432.3 million was outstanding. Such agreements are usually for a term of one year and are secured by the receivables of the borrower and, in certain instances, inventories of the borrower. The weighted average interest rate at September 30, 1999 was 6.1%. Certain of these agreements contain financial covenants requiring, among other things, the maintenance of certain net worth and loan-to-collateral value terms. The Company typically guarantees these loans. The Company has also guaranteed the obligations of certain of its subsidiaries to certain vendors. The Company has received demands on payments under guarantees from many of its vendors, creditors and lenders.

The Company's long-term debt at September 30, 1999, consists principally of $50 million of floating rate convertible debentures ("Debentures") due May 31, 2003 and $200 million of Senior Notes ("Notes") due 2005.

In June, 1999 the Company issued the Debentures to Computer Associates International, Inc. ("CA"). The interest rate on the debentures is the six month LIBOR rate plus 2%, (7.17% for the initial interest period), adjusted semiannually. The Company is using the proceeds for working capital purposes.

The Debentures are convertible into the Company's common stock at any time at a conversion price of $5.50 per share. The conversion price is subject to adjustment under certain conditions, including upon the average closing price of the Company's common stock falling below $5.50 during the twenty days preceding any conversion date or upon new issuance of shares at a price lower than $5.50. In connection with the financing, the Company issued to CA a warrant expiring May 31, 2004 for two million shares of common stock at an exercise price of $5.50 per share. The exercise price of the warrant is reduced if new shares are issued at a lower price. The warrant has been recorded at a fair value of $3 million as a discount to the Debentures and this amount is being amortized over the life of the Debentures. The Company is currently not in compliance with certain covenants of the Debentures and is exploring all available options to remedy the situation.

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

Certain of the Company's direct and indirect subsidiaries fully and unconditionally jointly and severally guarantee the Notes on an unsecured basis. The guarantor subsidiaries are principally non-operating holding companies. The Notes are effectively subordinated to all existing and future liabilities of the Company's subsidiaries that are not guarantors. The Notes contain certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make other distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. The covenants are, however, subject to a number of exceptions and qualifications. In November 1999, the Company received notification from one of the holders of the Notes informing it that they believe that the Company is not in compliance with certain covenants of the Note indenture. The Company is currently reviewing the claim made in the notification.

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

                                                                      AS OF SEPTEMBER 30, 1999
                                          -------------------------------------------------------------------------------------
                                                CHS                                NON-
                                          ELECTRONICS, INC.    GUARANTORS       GUARANTORS        ELIMINATIONS     CONSOLIDATED
                                          -----------------   -----------       -----------       ------------     ------------
Cash                                        $     1,512       $       (64)      $   162,027       $      --         $   163,475
Accounts receivable                                   2            18,779         1,006,061              --           1,024,842
Intercompany receivables                        157,526            19,934           210,381          (387,841)             --
Inventories                                        --              11,634           475,672              --             487,306
Other current assets                              1,332             3,470            76,529              --              81,331
                                            -----------       -----------       -----------       -----------       -----------
   Total current assets                         160,372            53,753         1,930,670          (387,841)        1,756,954

Property and equipment, net                       1,501             8,284           109,299              --             119,084
Cost in excess of assets acquired, net             --                --             677,345              --             677,345
Investments in affiliated companies             903,891         1,438,559              --          (2,342,450)             --
Other assets                                      7,977            13,114            46,107              --              67,198
                                            -----------       -----------       -----------       -----------       -----------
   Total assets                             $ 1,073,741       $ 1,513,710       $ 2,763,421       $(2,730,291)      $ 2,620,581
                                            ===========       ===========       ===========       ===========       ===========

Notes payable                               $      --         $    10,647       $   575,597       $      --         $   586,244
Intercompany payables                             8,576           168,812           210,453          (387,841)             --
Accounts payables                                13,553            30,725           767,184              --             811,462
Accrued expenses                                  4,813             1,076           100,730              --             106,619
Amounts due to sellers                          275,267              --                --                --             275,267
Income taxes payable and other                  (11,053)            1,148            26,382              --              16,477
                                            -----------       -----------       -----------       -----------       -----------
   Total current liabilities                    291,156           212,408         1,680,346          (387,841)        1,796,069
Long term debt                                  247,250             4,291            29,129              --             280,670
Minority interests                                 --                --              (2,100)           10,607             8,507

Shareholders' equity                            535,335         1,297,011         1,056,046        (2,353,057)          535,335
                                            -----------       -----------       -----------       -----------       -----------

                                            $ 1,073,741       $ 1,513,710       $ 2,763,421       $(2,730,291)      $ 2,620,581
                                            ===========       ===========       ===========       ===========       ===========


                                                                      AS OF SEPTEMBER 30, 1998
                                          -------------------------------------------------------------------------------------
                                                CHS                                NON-
                                          ELECTRONICS, INC.    GUARANTORS       GUARANTORS        ELIMINATIONS     CONSOLIDATED
                                          -----------------   -----------       -----------       ------------     ------------
Cash                                        $     2,882       $        39       $   181,306       $      --         $   184,227
Accounts receivable                              20,206               521           964,814              --             985,541
Intercompany receivables                        333,838             1,133              --            (334,971)             --
Inventories                                        --                --             830,263              --             830,263
Other current assets                              2,338               711            86,986              --              90,035
                                            -----------       -----------       -----------       -----------       -----------
   Total current assets                         359,264             2,404         2,063,369          (334,971)        2,090,066

Property and equipment, net                       3,030             2,094           100,532              --             105,656
Cost in excess of assets acquired, net             --                --             620,452              --             620,452
Investments in affiliated companies             782,738         1,416,287              --          (2,199,025)             --
Other assets                                     16,663              --              23,750              --              40,413
                                            -----------       -----------       -----------       -----------       -----------
   Total assets                             $ 1,161,695       $ 1,420,785       $ 2,808,103       $(2,533,996)      $ 2,856,587
                                            ===========       ===========       ===========       ===========       ===========

Notes payable                               $      --         $       479       $   519,408       $      --         $   519,887
Intercompany payables                             3,275           149,017           182,679          (334,971)             --
Accounts payables                                10,731                78         1,013,979              --           1,024,788
Accrued expenses                                 13,837               143            86,611              --             100,591
Amounts due to sellers                          141,215              --                --                --             141,215
Income taxes payable and other                      553            (1,427)           19,687              --              18,813
                                            -----------       -----------       -----------       -----------       -----------
   Total current liabilities                    169,611           148,290         1,822,364          (334,971)        1,805,294
Long term debt                                  200,000             1,551            70,282              --             271,833
Minority interests                                 --                --                --               8,991             8,991

Shareholders' equity                            792,084         1,270,944           915,457        (2,208,016)          770,469
                                            -----------       -----------       -----------       -----------       -----------

                                            $ 1,161,695       $ 1,420,785       $ 2,808,103       $(2,533,996)      $ 2,856,587
                                            ===========       ===========       ===========       ===========       ===========

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                             --------------------------------------------------------------------------------------
                                                                          AS OF SEPTEMBER 30, 1999
                                             --------------------------------------------------------------------------------------
                                                    CHS                                NON-
                                              ELECTRONICS, INC.    GUARANTORS       GUARANTORS        ELIMINATIONS     CONSOLIDATED
                                              -----------------   -----------       -----------       ------------     ------------
Net sales                                       $      --         $   181,967       $ 6,697,405       $      --         $ 6,879,372
Cost of goods sold                                     --             165,228         6,334,474              --           6,499,702
                                                -----------       -----------       -----------       -----------       -----------
   Gross profit                                        --              16,739           362,931              --             379,670
Operating expenses                                   21,696            22,023           602,206              --             645,925
                                                -----------       -----------       -----------       -----------       -----------
   Operating loss                                   (21,696)           (5,284)         (239,275)             --            (266,255)
Other (income) expense, net                          18,174               888             7,532              --              26,594
                                                -----------       -----------       -----------       -----------       -----------
   Loss before income taxes and
     minority interest in subsidiaries              (39,870)           (6,172)         (246,807)             --            (292,849)
Provision for income taxes                           (7,225)            2,624            25,838              --              21,237
Equity in loss of affiliated
   companies, net of tax                            281,558           108,737              --            (390,295)             --
Minority interest                                      --                --                --                 117               117
                                                -----------       -----------       -----------       -----------       -----------
Net loss                                        $  (314,203)      $  (117,533)      $  (272,645)      $   390,178       $  (314,203)
                                                ===========       ===========       ===========       ===========       ===========


                                                                       NINE MONTHS ENDED SEPTEMBER 30, 1998
                                              --------------------------------------------------------------------------------------
                                                     CHS                               NON-
                                              ELECTRONICS, INC.    GUARANTORS       GUARANTORS        ELIMINATIONS     CONSOLIDATED
                                              -----------------   -----------       -----------       ------------     ------------
Net sales                                       $      --         $        31       $ 5,687,744       $      --         $ 5,687,775
Cost of goods sold                                     --                (352)        5,310,273              --           5,309,921
                                                -----------       -----------       -----------       -----------       -----------
   Gross profit                                        --                 383           377,471              --             377,854
Operating expenses                                    3,182               652           290,785              --             294,619
                                                -----------       -----------       -----------       -----------       -----------
   Operating income (loss)                           (3,182)             (269)           86,686              --              83,235
Other (income) expense, net                           5,854               254            23,798              --              29,906
                                                -----------       -----------       -----------       -----------       -----------
   Earnings (loss) before income taxes and
     minority interest in subsidiaries               (9,036)             (523)           62,888              --              53,329
Provision for income taxes                             (109)             (201)           18,278              --              17,968
Equity in (earnings) of affiliated
   companies, net of tax                            (72,962)          (73,474)             --             146,436              --
Minority interest                                      --                --                --               2,643             2,643
                                                -----------       -----------       -----------       -----------       -----------
Net earnings                                    $    64,035       $    73,152       $    44,610       $  (149,079)      $    32,718
                                                ===========       ===========       ===========       ===========       ===========

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                              -------------------------------------------------------------------------------------
                                                     CHS                               NON-
                                              ELECTRONICS, INC.    GUARANTORS       GUARANTORS        ELIMINATIONS     CONSOLIDATED
                                              -----------------   -----------       -----------       ------------     ------------
Net sales                                       $      --         $    65,460       $ 2,000,566       $      --         $ 2,066,026
Cost of goods sold                                     --              58,348         1,898,418              --           1,956,766
                                                -----------       -----------       -----------       -----------       -----------
   Gross profit                                        --               7,112           102,148              --             109,260
Operating expenses                                      366            13,726           309,755              --             323,847
                                                -----------       -----------       -----------       -----------       -----------
   Operating income (loss)                             (366)           (6,614)         (207,607)             --            (214,587)
Other (income) expense, net                           6,814               388           (23,715)             --             (16,513)
                                                -----------       -----------       -----------       -----------       -----------
   Loss before income taxes and
     minority interest in subsidiaries               (7,180)           (7,002)         (183,892)             --            (198,074)
Provision for income taxes                           (2,822)            1,435            28,619              --              27,232
Equity in loss of affiliated
   companies, net of tax                            220,924            62,129              --            (283,053)             --
Minority interest                                      --                --                --                 (24)              (24)
                                                -----------       -----------       -----------       -----------       -----------
Net loss                                        $  (225,282)      $   (70,566)      $  (212,511)      $   283,077       $  (225,282)
                                                ===========       ===========       ===========       ===========       ===========

                                                                THREE MONTHS ENDED SEPTEMBER 30, 1998
                                           ------------------------------------------------------------------------------
                                                     CHS                           NON-
                                           ELECTRONICS, INC.   GUARANTORS       GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                           ----------------    -----------     -----------   ------------    ------------
Net sales                                      $     --        $     --        $2,166,943     $     --        $2,166,943
Cost of goods sold                                   --              --         2,025,607           --         2,025,607
                                               ---------       ----------      ----------     ----------      ----------
   Gross profit                                      --              --           141,336           --           141,336
Operating expenses                                 2,851              279         110,846           --           113,976
                                               ---------       ----------      -----------    ----------      ----------
   Operating income (loss)                        (2,851)            (279)         30,490           --            27,360
Other (income) expense, net                        4,004               54          10,476           --            14,534
                                               ---------       ----------      ----------     ----------      ----------
   Earnings (loss) before income taxes and
     minority interest in subsidiaries            (6,855)            (333)         20,014           --            12,826
Provision for income taxes                          (490)            (128)          5,975           --             5,357
Equity in (earnings) of affiliated
   companies, net of tax                         (29,535)         (28,199)           --           57,734            --
Minority interest                                   --               --              --              826             826
                                               ---------       ----------      ----------     ----------      ----------
Net earnings                                   $  23,170       $   27,994      $   14,039     $  (58,560)     $    6,643
                                               =========       ==========      ==========     ==========      ==========


                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                  ------------------------------------------------------------------------------
                                                     CHS                                NON-
                                                  ELECTRONICS, INC.  GUARANTORS      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                  ----------------   -----------     -----------   ------------    ------------
Net cash provided (used) in operating activities      $    --         $    --         $ 163,069       $--          $ 163,069
Net cash provided (used) in investing activities        (50,551)          1,181          45,552        --             (3,818)
Net cash provided (used) in financing activities         50,000            --          (212,278)       --           (162,278)
Effect of exchange rate                                    --              --           (10,489)       --            (10,489)
Cash at beginning                                         2,063          (1,245)        176,173        --            176,991
Cash at end                                           $   1,512       $     (64)      $ 162,027       $--          $ 163,475


                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                  ------------------------------------------------------------------------------
                                                     CHS                                NON-
                                                  ELECTRONICS, INC.  GUARANTORS      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                  ----------------   -----------     -----------   ------------    ------------
Net cash provided (used) in operating activities      $    --         $    --         $  (5,681)      $--          $  (5,681)
Net cash provided (used) in investing activties        (200,286)           (127)        (10,563)       --           (210,976)
Net cash provided (used) in financing activities        200,801             166         129,498        --            330,465
Effect of exchange rate                                    --              --             1,613        --              1,613
Cash at beginning                                         2,367            --            66,439        --             68,806
Cash at end                                           $   2,882       $      39       $ 181,306       $--          $ 184,227

7.    COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income (loss) is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) was $(338.9)million and $41.4 million for the nine months ended September 30, 1999 and 1998, respectively, and $(206.5) million and $22.1 million for the three months ended September 30, 1999 and 1998 respectively. The primary difference from net income (loss) as reported is the change in cumulative foreign currency translation adjustment.

8.    CONTINGENCIES

The Company is party to a case entitled DARBY V. CHS ELECTRONICS, INC. ET. AL. pending in the United States District Court for the Southern District of Florida. This complaint and others were purportedly filed on behalf of those security holders of the Company who purchased such securities during specified time frames. The complaints, which purports to be class action complaints, generally allege that the Company and certain of its officers violated federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934) in connection with financial reporting and disclosure. Among other things, the plaintiffs allege that the Company and certain of its officers and directors materially overstated financial disclosures. The plaintiffs seek, among other relief, to be declared a class and to be awarded compensatory damages and attorney's fees and costs. By order dated June 23, 1999, the Court consolidated the above-referenced cases and appointed lead plaintiffs and approved the selection of lead counsel for the lead plaintiffs. Pursuant to the direction of the Court, the parties have submitted a proposed pre-trial schedule which is pending consideration with the Court.

On October 12, 1998 Metro AG of Germany ("Metro") announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro commenced suits against a Bank which had issued a DM 20 million letter of credit (approximately $11 million) provided by the Company as part of the transaction in an attempt to force payment on the letter of credit. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met and intervened in the litigation. In both cases Metro's claims were dismissed, however, appeals have subsequently been filed. The Vobis Group purchase agreement called for disputes to be settled by arbitration in Germany and an arbitration proceeding has been initiated by Metro. The arbitration proceeding is in an early stage and no prediction can be made as to its outcome. The purchase agreement did not provide for a break-up fee.

The Department of Commerce has commenced an investigation of the export activities of one of the Company's subsidiaries and its management in relation to alleged violations of certain Federal exportation laws and other related violations including money laundering. Although the ultimate exposure could be much higher if the Company were ultimately found to have violated these laws, the Department of Commerce has offered to settle for a fine of $25 million and a guilty plea to a representative sample of the charges. The Company intends to vigorously defend itself against these claims.

DHL Airways, Inc. and DHL International, B.V. (collectively "DHL") has made a claim against the Company for indemnification for assessments of approximately $3.1 million made by the Dutch Government against DHL. The assessments are for certain shipments made through DHL by certain of the Company's European subsidiaries that have been alleged by the Dutch government to have understated the declared values in order to reduce payments for value added tax and custom fees. The Company intends to vigorously defend itself against this claim.

The Company is involved in other litigation relating to claims arising in the normal course of its business. None of these legal proceedings are expected, individually or in the aggregate, to have a material adverse effect on the Company.

9.    RELATED PARTY TRANSACTIONS

A member of the Board of Directors, who is a more than 5% shareholder and officer of the Company, had ownership interests and control over other companies that did business with the Company. The accompanying financial statements include the following transactions and balances which relate to this individual or his related entities during the nine months ended September 30, 1999 and 1998 (amounts in thousands):

                                           1999         1998
                                         -------      -------
Sales to such related parties            $    56      $53,600
Purchases from such related parties          163        4,300
Net amount due the Company                 1,782       25,400

By agreement dated December 1998 and subsequently amended in March 1999, CHS acquired certain of these companies for a net amount of 1.7 million shares of common stock and $4.0 million in cash. In January 1999, the Company acquired, for $5.4 million in cash, the remaining entity which had transactions with the Company. In connection with the acquisitions, the Company recorded goodwill of $38.5 million. As a result of these acquisitions, the Company expects no significant transactions in the future.

During 1998, the Company sold two companies and rights to entities in which the above individual has a minority ownership interest. The companies and rights sold were ancillary operations acquired as part of the acquisition of Frank & Walter in January 1997. The companies were sold for cash of $6.7 million, all of which was collected during 1999.

The Company has a receivable from Comtrad Holdings, Inc. ("CHI") and its wholly owned subsidiary, Comtrad, Inc. ("Comtrad"), of $20.7 million at September 30, 1999 and $19.2 million at September 30, 1998. CHI is controlled by the Chief Executive Officer of the Company and an additional member of the Board of Directors also has a minority interest in CHI. This receivable is in the form of a promissory note which Comtrad and CHI have collateralized with all of their net assets. The principal asset of CHI and Comtrad is shares of the Company's common stock which is pledged on a loan. The principal liabilities of these companies is an amount due of approximately $10 million to a financial institution and the amount due to the Company. Interest accrues on the promissory note at prime rate and is due together with the principal amount outstanding 180 days after demand. Interest charged to Comtrad and CHI during the nine months ended September 30, 1999 and 1998 was $0.7 million and $1.0 million, respectively. The market value of the Company's shares currently and at June 30, 1999 would have been insufficient to liquidate the indebtedness. Therefore management established a valuation reserve of $20.7 million as of June 30, 1999 by a charge to operating expenses and discontinued accrual of interest as of that date.

10.   SEGMENT INFORMATION

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

The Company's business activities involve the operating segments of distribution of microcomputer equipment and software products. The operating segments are the distribution to resellers and the distribution to assemblers. The former involves both universal products (products that represent the basic components of a personal computer without regard to the specific local language, regulatory and technical factors of individual markets) and localized products while the latter is principally universal products. In addition, another operating segment is the Company's central treasury function. The accounting policies of the segments are the same as those described in the Summary of Accounting Policies to the Company's audited consolidated financial statements for the year ended December 31, 1998 (Note A). The segments are managed separately since each requires different business and marketing strategies. The geographic areas in which the distribution to resellers segment operates are Western Europe, Eastern Europe, Latin America and Asia/Middle East. Net sales, gross profit, operating income
(loss) (before interest and income taxes) and total assets by segment were as follows (in thousands):


                                          DISTRIBUTION TO RESELLERS
                            ------------------------------------------------------

                                                                           ASIA/       DISTRIBUTION
   NINE MONTHS ENDED         WESTERN       EASTERN          LATIN          MIDDLE           TO                            TOTAL
     SEPTEMBER 30,           EUROPE        EUROPE          AMERICA          EAST        ASSEMBLERS       TREASURY        SEGMENTS
-----------------------    ----------    ----------      ----------     ----------     -------------    ----------      ----------
1999
  Net sales                $3,880,313    $  636,641      $1,121,278     $  413,592      $  827,548      $     --        $6,879,372
  Gross profit                195,455        42,055          82,606         22,540          37,014            --        $  379,670
  Operating income (loss)     (20,457)        7,651         (26,944)         1,793         (23,212)         (3,887)     $  (65,056)
  Total assets              1,334,304       180,449         588,459        139,606         277,810         162,046      $2,682,674

1998
  Net sales                $3,019,038    $  402,400      $1,095,016     $  238,562      $  932,759      $     --        $5,687,775
  Gross profit                203,096        33,756          72,464         15,338          53,200            --        $  377,854
  Operating income (loss)      58,283        13,441          21,326          4,331          13,382            (842)     $  109,921
  Total assets              1,318,977       159,643         531,196        119,773         471,218         208,111      $2,808,918

Reconciliation of total segments to consolidated total:



                                                            NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ----------------------------
                                                           1999             1998
                                                       -----------      -----------
    OPERATING INCOME:
    Total operating income for reportable segments     $   (65,147)     $   109,921
    Corporate (expenses) income                             (6,154)          (9,671)
    Goodwill write-off not allocated                      (169,392)            --
    Goodwill amortization not allocated                    (25,562)         (17,015)
                                                       -----------      -----------
    Total operating income (loss)                      $  (266,255)     $    83,235
                                                       -----------      -----------


                                                            AS OF SEPTEMBER 30,
                                                       -----------------------------
    ASSETS:                                               1999             1998
                                                       -----------      -----------
    Total segments                                     $ 2,682,674      $ 2,808,918
    Elimination of intercompany receivables               (620,402)        (521,980)
    Goodwill not allocated                                 677,345          620,452
    Other assets, including reclassifications             (119,036)         (50,803)
                                                       -----------      -----------
    Total consolidated assets                          $ 2,620,581      $ 2,856,587
                                                       -----------      -----------

                                              NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                         --------------------------
     GEOGRAPHIC INFORMATION:                 1999           1998
                                         ----------     ----------
     Net sales:
        Western Europe                   $4,456,260     $3,681,743
        Eastern Europe                      767,611        575,170
        Latin America                     1,121,278      1,081,086
        Asia, Africa and Middle East        534,223        349,776
                                         ----------     ----------
            Consolidated Total           $6,879,372     $5,687,775
                                         ==========     ==========


The Company's product mix by category was:

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                         ------------------
                                          1999        1998
                                         ------      ------
        Personal computers                23.5%       17.3%
        Mass storage                      19.7%       26.7%
        Printers                          11.5%       11.8%
        Software                          10.7%       10.6%
        Components                         6.8%        8.7%
        Networking and multimedia          9.0%        8.6%
        Peripherals                        7.4%        7.8%
        Other                             11.4%        8.5%
                                         ------      ------
        Total                              100%        100%
                                         ======      ======

The Company's customers typically rely on distributors as their principal source of microcomputer products and financing. The Company's backlog of orders is not considered material to an understanding of its business. No single customer accounted for more than one percent of the Company's net sales in the nine months ended September 30, 1999 and 1998.

                                   ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

In the third quarter of 1999 several of the Company's major suppliers and lenders changed the terms of their credit arrangements with the Company. The suppliers have decreased the number of days the Company had to pay for product purchases and in many cases began to require cash on delivery. Additionally, suppliers reduced credit limits, required a stricter adherence to payment terms and began to charge interest on certain outstanding balances. Certain lenders also demanded payment on their loans and have been unwilling to renew loans. These changes have increased the Company's working capital requirements and financing costs and reduced the Company's ability to take advantage of early payment discounts as compared to previous periods. Additionally, in the quarter the Company experienced a reduction in the number and types of incentives offered by certain vendors.

During the quarter the Company had net cash from operating activities of $94.6 million, which it used to repay bank loans and fund operations.

The Company announced in the second quarter of 1999, that in response to lower, restated earnings in 1998 and disappointing results in first quarter of 1999, it would begin a restructuring program to reduce operating cost by $30 million in 1998 and $40 million on an annual basis. Through September 30, 1999, 74% of the planned headcount reduction and 56% of the planned warehouse reduction were completed.

In October 1999, due to defaults on certain bank loans, certain subsidiaries of the Company in the United Kingdom, Germany and Austria have been placed in receivership or voluntary creditor protection. Additionally, In October 1999, the Company commenced a program designed to reduce liabilities to sellers of businesses by disposing of all or a portion of the Company's interests in certain of those operations. As described in Note 4, the Company has concluded agreements with seven of the sellers of the businesses and is in discussions with the original owners of seven other subsidiaries to dispose of those subsidiaries.

The Company hired an investment banker early in the third quarter to evaluate strategic alternatives that could enhance shareholder value. The relationship with the investment banker has been terminated. The Company has alternatively retained the services of a financial advisor and other professionals to assist in the development of a comprehensive plan to equitably satisfy its outstanding obligations. There can be no assurance that the Company will be successful in its plans.

OVERVIEW

The Company's net sales and scope of operations have grown substantially during the past several years, in large part due to acquisitions. The acquisitions since January 1, 1998 are shown below:

       OPERATING SUBSIDIARY                   CHS ACQUISITION SERVICE AREA           DATE
       --------------------                   ----------------------------           ----
Computer Hardware of Australia      Australia                                        July, 1999
BGS Slovakia                        Slovakia                                           May 1999
M&V Technologies                    Thailand                                         April 1999
Yakumo                              Germany, Hong Kong                             January 1999
MC DOS(1)(2)                        Germany, Netherlands                          December 1998
Lung(2)                             Hong Kong                                     December 1998
Brightstar(6)                       Latin America                                 November 1998
CHS Argentina(3)                    Argentina                                       August 1998
Memory Set(6)                       Spain                                             July 1998
Cornejo(6)                          Argentina                                         July 1998
Intcomex(6)                         Mexico, Panama, Guatemala, Chile, Peru            July 1998
                                    and Uruguay
Metrologie International            France, United Kingdom and Spain                  July 1998
Arena(6)                            Turkey                                             May 1998
Armada(6)                           Turkey                                             May 1998
Verisell Russia(4)                  Russia                                             May 1998
Raphael Informatika                 Italy                                              May 1998
Aptec                               Middle East                                        May 1998
SiS Distributors(5)                 China, Malaysia, Singapore and Vietnam           March 1998
TH' Systems                         Czech Republic, Poland, Hungary               February 1998
                                    and Slovakia
ARC Spain(6)                        Spain                                          January 1998
MicroInformatica(6)                 Latin America                                  January 1998

----------------------

(1)  The Company owns 60% of MC DOS Netherlands.
(2)  Deemed by the Company to be a part of a single acquisition.
(3)  Formerly known as Acron.
(4)  Formerly known as Merisel Russia.
(5)  The Company owns 80% of this company.
(6) These companies have been disposed of subsequent to September 30, 1999. See Note 4.

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

NET SALES. Net sales decreased $101 million, or 4.7%, from $2,166.9 million in third quarter 1998 to $2,066.0 million in third quarter 1999. This decrease is due principally to the Company's reduced ability to obtain products in quantities similar to the prior year. The lower credit limits imposed on the Company by its suppliers negatively affected sales, especially in September. The Company expects the fourth quarter results to also be negatively affected if the lower credit limits are continued. Net sales of subsidiaries consolidated for both 1999 and 1998 third quarters decreased $270.4 million, or 12.5%.

GROSS PROFIT. Gross profit decreased $32.1 million, or 22.7%, from $141.3 million in third quarter 1998 to $109.3 million in third quarter 1999. Companies acquired in 1999 contributed $7.2 million of gross profit. Gross profit of subsidiaries consolidated for both 1999 and 1998 third quarters, decreased $39.3 million, or 28.5%.

Gross profit was 5.3% for the quarter ended September 30, 1999 and 6.5% for the quarter ended September 30, 1998. The decrease was due principally to lower gross margins from subsidiaries located in Western Europe and Asia. The decrease is attributable to an overall drop in gross margins caused by lower product volume, deteriorating product mix, increased competition, cash flow pressures that resulted in missed early payment discounts and reduced incentives offered by or earned from certain vendors. The Company expects that overall gross margins will continue to be lower during the remainder of 1999 compared to 1998 due to the Company's financial condition, vendor relationships and competitive pricing pressures across all regions.

OPERATING EXPENSES. Operating expenses as a percentage of net sales was 15.7% in the third quarter of 1999 and 5.2% in the third quarter of 1998. The increase in operating expense as a percentage of sales was due to decreased sales and increased operating costs including charges for goodwill write-offs and restructuring costs of $170.4 million. Excluding these charges, operating expenses as a percent of sales was 7.4%. Operating expenses as a percentage of sales also increased due to an increase in goodwill amortization and general cost increases.

NET INTEREST EXPENSE. Net interest expense increased $2.7 million from $16.4 million in third quarter 1998 to $19.1 million in third quarter 1999 due to interest on the Debentures, interest on delinquent vendor payables, interest on certain delinquent amounts due to sellers under acquisition agreements and increased borrowings by the Company.

INCOME TAXES. Income taxes were provided on the loss in the third quarter of 1999. The provision was principally due to the company fully reserving certain deferred tax assets during the quarter related to subsidiaries in Germany that have been put into voluntary creditor protection. Excluding reserving certain tax assets there was a tax provision of $7 million for the quarter. Income taxes as a percentage of earnings (loss) before income taxes and minority interest, excluding the effect of reserving certain tax assets, was (3.5%) in third quarter 1999 and 41.7% in third quarter 1998. This change is due to the Company incurring income tax expense despite having a loss for the period due to non-deductible goodwill write-offs, losses in subsidiaries for which no tax benefit can be provided and increased non-deductible goodwill amortization.

NINE MONTHS 1999 COMPARED TO NINE MONTHS 1998

NET SALES. Net sales increased $1.2 billion, or 21.0%, from $5,687.8 million in the nine months ended September 30, 1998 to $6,879.4 million in the nine months ended September 30, 1999 due entirely to acquisitions. Net sales of subsidiaries consolidated for both nine month periods ended September 30, 1999 and 1998 decreased by $256.6 million or 4.5%. This is attributable to decreased sales in Latin America, where management made a decision to reduce sales due to economic difficulties, and decreased sales in other locations due to the tightening credit terms from vendors. Such terms reduced the availability of products to the Company and the mix of such products, adversely affecting sales. The Company expects the fourth quarter results to also be negatively affected if the lower credit limits are continued.

GROSS PROFIT. Gross profit increased $1.8 million, or 0.5%, from $377.9 million in the nine months ended September 30, 1998 to $379.7 million in the nine months ended September 30, 1999 due entirely to acquisitions. Newly acquired companies contributed $102.0 million of gross profit. Gross profit of subsidiaries consolidated for both nine month periods ended September 30, 1999 and 1998, decreased $100.2 million, or 26.8%.

Gross profit was 5.5% for the nine months ended September 30, 1999 and 6.6% for the nine months ended September 30, 1998. The decrease was due principally to lower gross margins from subsidiaries located in Western Europe and Asia. The decrease is attributable to a severe drop in gross margins on mass storage products in the second quarter and an overall drop in gross margins caused by lower product volume, deteriorating product mix, increased competition, cash flow pressures that resulted in missed early payment discounts and reduced incentives offered by or earned from certain vendors. The Company expects that overall gross margins will continue to be lower during the remainder of 1999 compared to 1998 due to competitive pricing pressures across all regions.

OPERATING EXPENSES. Operating expenses as a percentage of net sales were 9.4% in the nine months ended September 30, 1999 and 5.1% in the nine months ended September 30, 1998. The increase in operating expense was due to growth from acquisitions, increased costs and specific charges recorded in the second and third quarters of 1999. The most significant items were charges for goodwill write-offs and restructuring costs of $184.4 million, a $20.7 million charge to reserve a note from an affiliate and a charge for additional bad debt reserves, principally in the Latin American region of $24.0 million. Excluding these charges, operating expenses as a percent of sales were 6.7%. Operating expenses as a percent of sales increased due to an increase in goodwill amortization and general cost increases.

NET INTEREST EXPENSE. Net interest expense increased $23.6 million from $36.8 million in nine months ended September 30, 1998 to $60.4 million in nine months ended September 30, 1999 due to interest on the Notes and the Debentures, interest on delinquent vendor payables, interest on certain delinquent amounts due to sellers under acquisition agreements and increased borrowings by the Company to support increased sales.

INCOME TAXES. Income taxes were provided on the loss in 1999. The provision was principally due to the company fully reserving certain deferred tax assets during the period related to subsidiaries in Germany that have been put into voluntary creditor protection. Excluding reserving certain tax assets there was a tax provision of $1 million for the nine months ended September 30, 1999. Income taxes as a percentage of earnings (loss) before income taxes and minority interest, excluding the effect of reserving certain tax assets, was (0.3%) in the nine months ended September 30, 1999 and 33.7% in the nine months ended September 30, 1998. This change is due to the Company incurring income tax expense despite having a loss for the period due to non-deductible goodwill write-offs, losses in subsidiaries for which no tax benefit can be provided and increased non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $163.1 million was provided by and net cash of $5.7 million was used in operating activities in the nine months ended September 30, 1999 and 1998, respectively. In 1999, net cash was provided by decreases in trade receivables and inventory offset by decreases in accounts payable. In 1998, net cash was used principally as a result of decreases in accounts payables and accrued liabilities and increases in receivables and prepaids and other assets offset by a decrease in inventories. Net cash used in investing activities in the nine month periods ended September 30, 1999 and 1998 included approximately $26.9 million and $33.0 million, respectively, related to fixed asset additions. In addition, $6.7 million and $177.9 million, respectively, was used in acquisitions during the nine months ended September 30, 1999 and 1998. In the nine months ended September 30, 1999, $29.8 million was received from the sale of the Company's Sun Microsystems distribution business. Net cash of $162.3 million was used in financing activities during the nine months ended September 30, 1999. The Debentures provided $50 million net cash while there were repayments to banks of $212.9 million. Net cash of $330.5 million was provided by financing activities in the nine month period ended September 30, 1998, due principally to issuance of the Notes and net borrowings from banks. As of September 30, 1999, approximately $79.7 million of the cash balance was restricted primarily for guarantees and payments on loans and letters of credits.

In the third quarter of 1999 several of the Company's major suppliers and lenders changed the terms of their credit arrangements with the Company. The suppliers have decreased the number of days the Company has to pay for product purchases and in many cases require cash on delivery. Additionally, suppliers have reduced credit limits, require a stricter adherence to payment terms and charge interest on certain outstanding balances. Certain lenders have also demanded payment on their loans and have been unwilling to renew loans. These changes have increased the Company's working capital requirements and financing costs and reduced the Company's ability to take advantage of early payment discounts as compared to previous periods. Additionally, in the quarter the Company experienced a reduction in the number and types of incentives offered by certain vendors.

The Company's principal needs for additional cash in 1999 will be: (i) for the purchase of inventory to support historically higher sales in the fourth quarter; (ii) to take greater advantage of available cash discounts offered by certain of the Company's vendors for early payment; and (iii) to satisfy banks and creditors who have called for payment of their outstanding balances. There can be no assurance that funds will be available.

The Company has liabilities to sellers of business of $275.3 million at September 30, 1999 representing the remaining price of acquisitions for which there is a minimum payment or where an earn out is complete. In October 1999, the Company commenced a program designed to reduce such amounts owed by disposing of all or a portion of the Company's interests in certain of those operations. As described in Note 4, the Company has concluded agreements with seven of the sellers of the businesses comprising $213.8 million of the balance. After the effective date of these transactions, the results of such companies will no longer be consolidated with the Company. On an aggregate basis the sales of such companies included in the statements of operations for the nine months ended September 30, 1999 was $741.1 million. The Company expects to record a loss in the fourth quarter related to certain of these transactions of $9.3 million.

The Company is currently in similar negotiations with the original owners of seven other subsidiaries to reduce earn-out obligations by an additional $58 million, which includes SiS Distribution Limited for which the Company owes $42.4 million of the purchase price and is in default of the purchase agreement due to non-payment. If successful, the remaining amount due to sellers would be essentially eliminated. For the nine months ended September 30, 1999, the seven subsidiaries generated combined sales of approximately $556.6 million. The Company acquired the companies in separate transactions during 1998. Four of the operations in negotiation are located in Latin America, two in Asia and the Middle East and one in Europe.

The Company has been in violation of a covenant in a certain short term credit facility since the first quarter of 1999. The amount outstanding on this facility was approximately $19.8 million as of September 30, 1999. As a result of the default, on October 22, 1999, CHS Electronics Plc, a subsidiary operating in the United Kingdom, was placed in receivership by the lender. The loan was secured by approximately $33.5 million of receivables as of September 30, 1999. The receiver has subsequently closed CHS Electronics Plc and is liquidating its net assets. The Company has additionally sold certain assets of Metrologie Ltd. and Karma UK Ltd., other United Kingdom based subsidiaries. In the first nine months of 1999 these companies generated sales of $612.4 million and had a net loss of $17.0 million. The Company is presently unable to determine if proceeds of the assets of such companies will be sufficient to pay all liabilities. To the extent that there is a shortfall and the liabilities are guaranteed by the Company, there may be additional charges incurred.

The Company is in violation of various requirements of a different short-term credit facility at September 30, 1999. The Company has closed the subsidiary that is the primary obligor under the loan and has arranged with the lender to repay the credit facility through collections of receivables of the subsidiary. The total amount outstanding at September 30, 1999 under such facility was $9.7 million. This subsidiary contributed revenues of $95.4 million for the nine months ended September 30, 1999. The Company wrote-off goodwill of $26.5 million as of September 30, 1999 related to this subsidiary. The Company is a guarantor of this credit facility.

A Swiss subsidiary of the Company has two separate credit facilities providing for advances for working capital needs based upon eligible inventory. The credit facilities are secured by a lien on certain assets of the subsidiary and contain covenants requiring certain levels of net worth and profitability. The subsidiary was not in compliance with certain of the covenants as of September 30, 1999 and was consequently in default of the credit facilities. One of the lenders has taken steps to seize the receivables, inventory and cash of the subsidiary. At September 30, 1999 the amounts outstanding under the facilities were $22.4 million. The Company is a guarantor of these credit facilities.

On December 30, 1998, CHS Frank & Walter, CHS Germany and CHS Austria (collectively, the "Borrowers") entered into a three year DM 325 million (approximately $180 million) Facility Agreement with a bank. Advances under the agreement may be used for working capital needs of the Borrowers and are based upon a borrowing base equal to the aggregate of 85% of eligible accounts receivable, 50% of eligible inventory and 100% of inventory of a specific vendor. The debt is secured by a lien on the receivables, inventories and intangible assets of the Borrowers and two Austrian subsidiaries of the Company, and a lien on the receivables of a Swiss subsidiary of the Company (collectively, the "Pledgors"), and a pledge of the shares of the Borrowers and the Pledgors. The indebtedness has been guaranteed by the Company, the Pledgors, and certain other subsidiaries of the Company. Interest is at a variable rate based on Euro LIBOR. At September 30, 1999, the interest rate on this credit facility was 6.02%. The loan agreement was amended on August 31, 1999 which modified the maturity date to November 30, 1999. In addition to limitations on the ability of the Borrowers to incur additional indebtedness, the amendment reduced the amount available under the loan to DM 310 million (approximately $170 million), which amount will be further reduced upon certain events and requiring the lender's consent for the Company to make future acquisitions or to transfer funds from the Borrowers to other companies in the organization.. The Borrowers were in default of certain of the financial covenants in the loan agreement as of September 30, 1999 and the Company is currently in default under certain provisions of its guarantee.

On October 26, 1999, CHS Frank & Walter, CHS Germany and CHS Austria voluntarily filed for creditor protection under German and Austrian law. The filing was necessitated by continuing losses in the operations due to competitive industry conditions in the region, restricted credit from the subsidiaries' vendors, a reduced bank line and the inability to remedy the events of default in the Facility Agreement. Insolvency administrators have been appointed by the court to oversee each operation. Under German and Austrian insolvency laws, each of the subsidiaries are required to prepare a recovery plan to be evaluated by the insolvency administrator. The administrator will make a determination within thirty days of the filing of whether to sell or close the businesses or return them to their owner. During the thirty day period, the subsidiaries will be under creditor protection. In the first nine months of 1999, CHS Frank & Walter, CHS Germany and CHS Austria generated sales of $1,033.1 million and had a net loss of $31.6 million. Although the subsidiaries have tangible book value, the Company is presently unable to determine the ultimate results of the filing, and if the businesses are closed, whether the proceeds of the assets of such companies will be sufficient to pay all liabilities. To the extent that there is a shortfall and the liabilities are guaranteed by the parent, there may be additional charges incurred. At September 30, 1999, the total amount outstanding under this credit facility was $99.9 million. The Company wrote-off goodwill of $62.4 million as of September 30, 1999 related to these subsidiaries.

The Company's subsidiaries typically enter into short-term credit agreements with financial institutions in their countries of operations. At September 30, 1999, of the $507.1 million aggregate amount available under these agreements, $432.3 million was outstanding. Such agreements are usually for a term of one year and are secured by the receivables of the borrower and, in certain instances, inventories of the borrower. The weighted average interest rate at September 30, 1999 was 6.1%. Certain of these agreements contain financial covenants requiring, among other things, the maintenance of certain net worth and loan-to-collateral value terms. The Company typically guarantees these loans. The Company has also guaranteed the obligations of certain of its subsidiaries to certain vendors. The Company has received demands on payments under guarantees from many of its vendors, creditors and lenders.

The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from, and intercompany borrowings with, its subsidiaries to generate the funds necessary to meet its obligations. In certain countries, exchange controls may limit the ability of the Company's subsidiaries to make payments to the Company. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets and cash flow of such subsidiaries over the claims of the Company or its shareholders. Restrictions in financing or credit arrangements may also limit access to such earnings. Certain of these revolving credit agreements limit the ability of the respective subsidiaries to pay dividends, make loans or provide other distributions to the Company. Currently, the subsidiaries with such agreements are Santech Norway and CHS Latin America. Such credit agreements have maximum available amounts of $46.8 million in total.

In June 1999, the Company entered into an expanded strategic alliance with CA. Under terms of the agreement, the Company supplied CA with marketing, distribution and reseller rights with respect to its product offering. CA loaned $50 million to the Company in the form of the Debentures. The interest rate on the Debentures is the six month LIBOR rate plus 2% (7.17% for the initial interest period), and adjusts semi-annually.

The Debentures are convertible into the Company's common stock at any time at a conversion price of $5.50 per share. The conversion price is subject to adjustment under certain conditions, including upon the average closing price of the Company's common stock falling below $5.50 during the twenty days preceding any conversion date or upon new issuance of shares at a price lower than $5.50. In connection with the financing, the Company issued to CA a warrant expiring May 31, 2004 for two million shares of common stock at an exercise price of $5.50 per share. The exercise price of the warrant is reduced if new shares are issued at a lower price. The warrant has been recorded at a fair value of $3 million as a discount to the Debentures and this amount is being amortized over the life of the Debentures. The Company is currently not in compliance with certain covenants of the Debentures and is exploring all available options to remedy the situation.

In April 1998, the Company issued $200 million of Notes due 2005. The Notes bear interest of 9.875% per annum and interest is payable semi-annually on April 15 and October 15 beginning October 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2002, initially at 104.938% of their principal amount, plus accrued and unpaid interest, declining to 100% of their principal amount, plus accrued and unpaid interest, on or after April 15, 2004. Certain of the Company's direct and indirect subsidiaries fully and unconditionally jointly and severely guaranteed the Notes on an unsecured basis. The guarantor subsidiaries are principally non-operating holding companies. The Notes are effectively subordinated to all existing and future liabilities of the Company's subsidiaries that are not guarantors. The Notes contain certain covenants which, among other things, restricts the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make other distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. The covenants are, however, subject to a number of exceptions and qualifications. In November 1999, the Company received notification from one of the holders of the Notes informing it that they believe that the Company is not in compliance with certain covenants of the Note indenture. The Company is currently reviewing the claim made in the notification.

The Company is party to a case entitled DARBY V. CHS ELECTRONICS, INC. ET. AL. pending in the United States District Court for the Southern District of Florida This complaint and others were purportedly filed on behalf of those security holders of the Company who purchased such securities during specified time frames. The complaints, which purports to be class action complaints, generally allege that the Company and certain of its officers violated federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934) in connection with financial reporting and disclosure. Among other things, the plaintiffs allege that the Company and certain of its officers and directors materially overstated financial disclosures. The plaintiffs seek, among other relief, to be declared a class and to be awarded compensatory damages and attorney's fees and costs. By order dated June 23, 1999, the Court consolidated the above-referenced cases and appointed lead plaintiffs and approved the selection of lead counsel for the lead plaintiffs. Pursuant to the direction of the Court, the parties have submitted a proposed pre-trial schedule which is pending consideration with the Court.

On October 12, 1998 Metro AG of Germany ("Metro") announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro commenced suits against a Bank which had issued a DM 20 million letter of credit (approximately $11 million) provided by the Company as part of the transaction in an attempt to force payment on the letter of credit. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met and intervened in the litigation. In both cases Metro's claims were dismissed, however, appeals have subsequently been filed. The Vobis Group purchase agreement called for disputes to be settled by arbitration in Germany and an arbitration proceeding has been initiated by Metro. The arbitration proceeding is in an early stage and no prediction can be made as to its outcome. The purchase agreement did not provide for a break-up fee.

The Department of Commerce has commenced an investigation of the export activities of one of the Company's subsidiaries and its management in relation to alleged violations of certain Federal exportation laws and other related violations including money laundering. Although the ultimate exposure could be much higher if the Company were ultimately found to have violated these laws, the Department of Commerce has offered to settle for a fine of $25 million and a guilty plea to a representative sample of the charges. The Company intends to vigorously defend itself against these claims.

DHL Airways, Inc. and DHL International, B.V. (collectively "DHL") has made a claim against the Company for indemnification for assessments of approximately $3.1 million made by the Dutch Government against DHL. The assessments are for certain shipments made through DHL by certain of the Company's European subsidiaries that have been alleged by the Dutch government to have understated the declared values in order to reduce payments for value added tax and custom fees. The Company intends to vigorously defend itself against this claim.

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

Compliance schedule for Transaction Processing Systems:

            -------------------------------------- ----------------------------
            TRANSACTION PROCESSING SYSTEM TO BE       % OF 1999 GROSS SALES
                         COMPLIANT                           BUDGET
            -------------------------------------- ----------------------------
                     Already compliant                         87%
            -------------------------------------- ----------------------------
                    Fourth Quarter 1999                        13%
            -------------------------------------- ----------------------------
                                                              100%
            -------------------------------------- ----------------------------

Other critical areas:

     -------------------------- ---------------------- ------------------------
                  AREA               % COMPLIANT        BALANCE TO BE COMPLIANT

     -------------------------- ---------------------- ------------------------
     Telephony                           94%                 November 1999
     -------------------------- ---------------------- ------------------------
     Network                             98%                 November 1999
     -------------------------- ---------------------- ------------------------
     Desktop Computing                   98%                 November 1999
     -------------------------- ---------------------- ------------------------
     Other non-IT equipment              95%                 November 1999
     -------------------------- ---------------------- ------------------------

COSTS. The Company estimates its total Year 2000 costs to be $24 million. This is primarily the cost of replacing transaction processing systems, but also includes consulting fees and repair/replacement of other software and IT/non-IT equipment. Approximately $21.5 million has been spent to date. This estimate is based on current knowledge and assumes that the Company will not incur additional costs due to the actions or state of readiness of third parties.

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

CONTINGENCY PLANS. Contingency plans are expected to be complete and tested by the end of the November 1999. The plans will potentially include remediation of systems scheduled to be replaced, manual procedures, emergency power sources, and the stock piling of certain equipment.

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

INFLATION

The Company operates in certain countries that have experienced high rates of inflation and hyperinflation. However, inflation did not have any meaningful impact on the Company's results of operations during the nine months periods ended September 30, 1999 and 1998 and the Company does not expect that it will have a material impact during the remainder of 1999.

ASSET MANAGEMENT

INVENTORY. The Company's goal is to achieve high inventory turns and maintain a low number of SKUs and thereby reduce the Company's working capital requirements and improve return on equity. The Company's strategy to achieve this goal is to both effectively manage its inventory and achieve high order fill rates. The Company's current position with its vendors have adversely affected its ability to achieve its strategy.

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

ACCOUNTS RECEIVABLE. The Company manages its accounts receivable to balance the needs of its customers to purchase on credit with its desire to minimize its credit losses. Bad debt expense as a percentage of the Company's net sales for each of the nine months periods ended September 30, 1999 and 1998 was 1.2% and 0.2%, respectively. The percentage for 1999 was affected by a charge of $24 million to increase its reserve for bad debts, principally in Latin America, and additional provisions recorded due to overall lower collections in 1999. Beginning in the third quarter of 1999, the Company reduced credit sales in Latin America. The Company attempts to minimize credit losses by an extensive credit approval process and the use of credit insurance and factoring by its Western European subsidiaries and credit issuance by certain Latin American subsidiaries. In its sales to customers in Latin America, the Company often receives post-dated checks at the time of sale. Customers who qualify for credit are typically granted payment terms appropriate to the customs of each country.

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

INTEREST RATE RISK. At September 30, 1999, the fair value of notes payable approximated, their carrying value due to their short-term maturities. The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Changes in interest rates will affect the market value but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows assuming other factors are held constant. The estimated fair value of the Company's total long-term debt at September 30, 1999 was $112.7 million. A 1% increase in prevailing interest rates at September 30, 1999 would result in a decrease in fair value of total long-term debt by approximately $0.6 million. Fair values were determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit risk and the remaining terms to maturity.

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

HEDGING AND CURRENCY MANAGEMENT ACTIVITIES. Due to its international business presence, the Company transacts extensively in foreign countries and foreign currencies. As a result, earnings may experience some volatility related to movements in exchange rates. The Company attempts to limit its risk of currency fluctuations through hedging where possible. In the nine month period ended September 30, 1999, a significant amount of the purchases of products by the Company were made in United States dollars and approximately 92% of Company sales were made in currencies other than the United States dollar. The primary currencies in which sales were made were the German mark (16% of sales), the French franc (13%) and the British pound (9%). At September 30, 1999, approximately $267.7 million of accounts payable were attributable to foreign currency liabilities denominated in currencies other than the subsidiaries' functional currencies. Of these, $217.4 million were denominated in United States dollars, $3.9 million were denominated in German marks and $36.9 million were denominated in Euros. Approximately 82% of these liabilities were unhedged.

CHS Finance, a wholly owned subsidiary of the Company, engages in central treasury functions including hedging activities related to foreign currency for the Company and short-term working capital loans to the Company's subsidiaries to enable them to take advantage of early payment discounts offered by certain vendors. These loans are denominated in the functional currency of the borrowing subsidiary or United States dollars. Generally, CHS Finance hedges its receivables denominated in currencies other than its functional currency, the Swiss franc. It attempts to limit the amount of unhedged receivables. This limit is set by the Company taking into consideration the range of unhedged foreign denominated liabilities. As a result, CHS Finance will take positions from time to time, principally in US dollars, Euros and Swiss Francs, which may expose the Company to foreign exchange risks. The Company intends to review this policy periodically and may modify it in the future.

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

The Company enters into foreign exchange contracts to hedge groups of foreign currency transactions on a continuing basis for periods consistent with its committed exposure. The foreign exchange contracts are valued at market and generally have maturities which do not exceed three months. A portion of the gains and losses on foreign exchange contracts are intended to offset losses and gains on assets, liabilities and transactions being hedged. At September 30, 1999, the face value of foreign exchange forward contracts against trade payables was $117.0 million, which approximated fair market value of these contracts. Holding other variables constant, if there were a 10% adverse change in foreign currency exchange rates, the decrease in market value of these contracts at September 30, 1999 would be offset by decreases in trade payables.

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

FORWARD LOOKING INFORMATION

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations of beliefs, including, but not limited to, statements concerning gross margins, operating expenses to sales, income taxes, year 2000 compliance activities, inflation expectations, the effect of the Euro and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the financial condition of the Company's customer, changes in economic conditions, demand for the Company's products, ability to negotiate agreements with lenders including the holders of the Notes and the Debentures, vendors and sellers of businesses, the outcome of the purported class action and other litigation referred to herein, and changes in competitive environment.

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

                                     PART II

                                     ITEM 1.

                                LEGAL PROCEEDINGS

The Company is party to a case entitled DARBY V. CHS ELECTRONICS, INC. ET. AL. pending in the United States District Court for the Southern District of Florida This complaint and others were purportedly filed on behalf of those security holders of the Company who purchased such securities during specified time frames. The complaints, which purports to be class action complaints, generally allege that the Company and certain of its officers violated federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934) in connection with financial reporting and disclosure. Among other things, the plaintiffs allege that the Company and certain of its officers and directors materially overstated financial disclosures. The plaintiffs seek, among other relief, to be declared a class and to be awarded compensatory damages and attorney's fees and costs. By order dated June 23, 1999, the Court consolidated the above-referenced cases and appointed lead plaintiffs and approved the selection of lead counsel for the lead plaintiffs. Pursuant to the direction of the Court, the parties have submitted a proposed pre-trial schedule which is pending consideration with the Court.

On October 12, 1998 Metro AG of Germany ("Metro") announced that its planned sale of the Vobis Group to the Company would not be concluded. Metro commenced suits against a Bank which had issued a DM 20 million letter of credit (approximately $11 million) provided by the Company as part of the transaction in an attempt to force payment on the letter of credit. The Company believes that the conditions permitting Metro to draw on the letter of credit were not met and intervened in the litigation. In both cases Metro's claims were dismissed, however, appeals have subsequently been filed. The Vobis Group purchase agreement called for disputes to be settled by arbitration in Germany and an arbitration proceeding has been initiated by Metro. The arbitration proceeding is in an early stage and no prediction can be made as to its outcome. The purchase agreement did not provide for a break-up fee.

The Department of Commerce has commenced an investigation of the export activities of one of the Company's subsidiaries and its management in relation to alleged violations of certain Federal exportation laws and other related violations including money laundering. Although the ultimate exposure could be much higher if the Company were ultimately found to have violated these laws, the Department of Commerce has offered to settle for a fine of $25 million and a guilty plea to a representative sample of the charges. The Company intends to vigorously defend itself against these claims.

DHL Airways, Inc. and DHL International, B.V. (collectively "DHL") has made a claim against the Company for indemnification for assessments of approximately $3.1 million made by the Dutch Government against DHL. The assessments are for certain shipments made through DHL by certain of the Company's European subsidiaries that have been alleged by the Dutch government to have understated the declared values in order to reduce payments for value added tax and custom fees. The Company intends to vigorously defend itself against this claim.

The Company is involved in other litigation relating to claims arising in the normal course of its business. None of these legal proceedings are expected, individually or in the aggregate, to have a material adverse effect on the Company.

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

27.    Financial data schedule

(b)    REPORTS ON FORM 8-K

On October 19, 1999, a report on Form 8-K was filed to report the disposition of certain subsidiaries.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CHS ELECTRONICS, INC.
                                            (Registrant)

November 22, 1999                       BY /s/ ANTONIO BOCCALANDRO
                                          ------------------------
                                            ANTONIO BOCCALANDRO

                                            Secretary

November 22, 1999                       BY /s/ BURTON EMMER
                                          -----------------
                                            BURTON EMMER
                                            Acting Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
------                  -----------

27                Financial Data Schedule